Form 10-Q
period 1996-03-31
WESTERN ATLAS INC
filed 1996-05-14
CIK 913340

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR


[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 1-12430


                               WESTERN ATLAS INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                              95-3899675
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

       360 NORTH CRESCENT DRIVE
       BEVERLY HILLS, CALIFORNIA                       90210-4867
(Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 888-2500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On April 30, 1996 there were 53,420,073 shares of Common Stock outstanding.

                               WESTERN ATLAS INC.

                                     INDEX

                              REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996


                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART I.  FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

              Consolidated Statements of Operations
               Three months ended March 31, 1996 and
               March 31, 1995                                             3

              Consolidated Balance Sheets
               March 31, 1996 and December 31, 1995                       4

              Consolidated Statements of Cash Flows
               Three months ended March 31, 1996 and
               March 31, 1995                                             5

              Notes to Consolidated Financial Statements                  6

   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                7

PART II. OTHER INFORMATION

   ITEM 6.  Exhibits and Reports on Form 8-K                              8

Signature                                                                14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               WESTERN ATLAS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               ------------------------------
                                                                    1996            1995
                                                               --------------  --------------
Sales and Service Revenues                                     $      549,456  $      505,890
                                                               --------------  --------------
Costs and Expenses
  Cost of sales (exclusive of depreciation
   and amortization shown below)                                      378,289         340,315
  Selling, general and administrative                                  71,021          71,179
  Depreciation and amortization                                        53,576          50,698
  Interest - net                                                        8,764          11,448
                                                               --------------  --------------
    Total                                                             511,650         473,640
                                                               --------------  --------------
Earnings before Taxes on Income                                        37,806          32,250
Taxes on Income                                                       (15,122)        (13,061)
                                                               --------------  --------------
Net Earnings                                                   $       22,684  $       19,189
                                                               --------------  --------------
                                                               --------------  --------------
Earnings Per Share                                             $         0.42  $         0.36
                                                               --------------  --------------
                                                               --------------  --------------
Shares used in computing earnings per share                        54,245,052      53,703,701



          See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                MARCH 31,    DECEMBER 31,
                                                                  1996           1995
                                                              -------------  -------------
ASSETS
Current Assets
  Cash and marketable securities                              $     131,491  $     116,715
  Accounts receivable                                               594,428        612,336
  Inventories less progress billings                                157,397        150,855
  Deferred tax assets                                               115,958        117,189
  Other prepaid expenses                                             40,061         39,385
                                                              -------------  -------------
Total Current Assets                                              1,039,335      1,036,480
                                                              -------------  -------------
Property, Plant and Equipment - at cost                           1,363,286      1,336,813
  Less accumulated depreciation                                    (639,269)      (613,165)
                                                              -------------  -------------
Property, Plant and Equipment, Net                                  724,017        723,648
                                                              -------------  -------------
Goodwill and Other Intangibles, Net                                 458,826        462,873
                                                              -------------  -------------
Geophysical Data and Other Assets                                   261,319        266,211
                                                              -------------  -------------
Total Assets                                                  $   2,483,497  $   2,489,212
                                                              -------------  -------------
                                                              -------------  -------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable                                            $     376,034  $     380,569
  Payrolls and related expenses                                      98,591        137,739
  Notes payable and current portion of
   long-term obligations                                             33,840         24,106
                                                              -------------  -------------
Total Current Liabilities                                           508,465        542,414
                                                              -------------  -------------
Long-term Obligations                                               534,787        535,034
                                                              -------------  -------------
Deferred Taxes and Other Long-term Liabilities                       55,617         54,917
                                                              -------------  -------------
Shareholders' Investment
  Common stock                                                       53,389         53,235
  Additional paid-in capital                                      1,134,598      1,129,417
  Retained earnings                                                 188,477        165,793
  Cumulative currency translation adjustment                          8,164          8,402
                                                              -------------  -------------
Total Shareholders' Investment                                    1,384,628      1,356,847
                                                              -------------  -------------
Total Liabilities and Shareholders' Investment                $   2,483,497  $   2,489,212
                                                              -------------  -------------
                                                              -------------  -------------



          See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 1996         1995
                                                              -----------  ----------
Cash and Cash Equivalents at Beginning of Period              $   116,715  $   42,094
                                                              -----------  ----------
Cash Was Provided by (Used for)
Operating Activities
  Net earnings                                                     22,684      19,189
  Adjustments to reconcile net earnings to net
   cash provided by operating activities
  Depreciation and amortization                                    53,576      50,698
  Change in accrued pensions                                      (21,479)    (19,400)
  Change in accounts receivable                                    17,508      55,808
  Change in inventories                                            (6,542)    (15,978)
  Change in accounts payable                                      (10,035)    (43,193)
  Change in payrolls and related expenses                         (18,169)     (8,460)
  Other operating activities                                       (2,409)      5,328
                                                              -----------  ----------
Cash provided by operating activities                              35,134      43,992
                                                              -----------  ----------
Investing Activities
  Purchase of capital assets                                      (49,082)    (46,397)
  Other investing activities                                       14,213      (6,972)
                                                              -----------  ----------
Cash used for investing activities                                (34,869)    (53,369)
                                                              -----------  ----------
Financing Activities
  Short-term obligations, net                                       9,931      35,725
  Repayment of long-term obligations                                    -     (20,083)
  Other financing activities                                        4,580       9,616
                                                              -----------  ----------
Cash provided by financing activities                              14,511      25,258
                                                              -----------  ----------
Resulting in Increase in Cash and Cash Equivalents                 14,776      15,881
                                                              -----------  ----------
Cash and Cash Equivalents at End of Period                    $   131,491  $   57,975
                                                              -----------  ----------
                                                              -----------  ----------
Supplemental disclosure of cash flow information
  Interest paid                                               $     3,488  $    5,138
  Income taxes (refunded) paid                                $    (1,704) $    9,334



          See accompanying notes to consolidated financial statements.

                              WESTERN ATLAS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1996

1. The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of operating results for the entire year.

2.  The components of inventory balances are summarized below:



                                                   MARCH 31,      DECEMBER 31,
                                                     1996             1995
                                                   ---------------------------
                                                      (THOUSANDS OF DOLLARS)
    Raw materials and work in process              $152,509          $145,885
    Finished goods                                   27,413            26,398
    Less progress billings                          (22,525)          (21,428)
                                                   --------          --------
    Net inventories                                $157,397          $150,855
                                                   --------          --------
                                                   --------          --------

3.  Net interest expense is composed of the following:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                     1996             1995
                                                   -------------------------
                                                     (THOUSANDS OF DOLLARS)
    Interest expense                                $10,959          $12,426
    Interest income                                  (2,195)            (978)
                                                   --------         --------
    Interest - net                                  $ 8,764          $11,448
                                                   --------         --------
                                                   --------         --------

                               WESTERN ATLAS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company reported higher sales, net earnings and operating profit for the three months ended March 31, 1996 compared with the three months ended March 31, 1995. Segment sales and operating profit were as follows:

                                                        THREE MONTHS ENDED
                                                  -----------------------------
                                                    MARCH 31,       MARCH 31,
                                                      1996            1995
                                                  -------------   -------------
SALES AND SERVICE REVENUES

   Oilfield Services                                 $305,174        $293,191
   Industrial Automation Systems                      244,282         212,699
                                                     --------        --------
   Total sales and service revenues                  $549,456        $505,890
                                                     --------        --------
                                                     --------        --------
OPERATING PROFIT

   Oilfield Services                                 $ 32,162        $ 31,012
   Industrial Automation Systems                       20,535          18,057
                                                     --------        --------
   Total operating profit                            $ 52,697        $ 49,069
                                                     --------        --------
                                                     --------        --------

The oilfield services business reported higher sales and operating profit in the current three months compared with the corresponding prior period. Overall operating margins were comparable to those of the corresponding prior period, even while the Company continues to invest in its new E&P Services division.

The industrial automation systems operations reported higher sales and operating profits for the three months compared with the corresponding prior period. Intermec, the Company's automated data collection division, benefited from the success of new product introductions and higher first quarter sales under its five-year purchasing agreement with the U.S. government. Sales and operating profits of the Company's Manufacturing Systems Group improved over the corresponding prior period in both European and North American markets.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and marketable securities of $131.5 million at March 31, 1996, compared with $116.7 million at December 31, 1995. The cash and marketable securities balance is expected to decrease during the second quarter of 1996 as a result of anticipated working capital needs, due primarily to an increase in sales backlog of the Manufacturing Systems Group. The Company expects that cash flow from operations, along with available borrowing capacity, will provide the flexibility to meet strategic objectives and the ability to meet working capital requirements. The Company currently has unused credit facilities with a group of banks which permit the borrowing of up to $400 million.

                         PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended March 31, 1996.

(b)  See Exhibit Index included herein on page 9.

                               WESTERN ATLAS INC.
                               INDEX TO EXHIBITS

 EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
- - -------------                        ----------------------
     2.1        Stock Purchase Agreement dated December 7, 1993, among Western
                Atlas Inc., Western Atlas International, Inc., Western Research
                Holdings, Inc., Litton Industries, Inc. and Dresser Industries,
                Inc. (Filed as Exhibit 10M to Amendment No. 1, filed with the
                Commission on December 13, 1993 ("Amendment No. 1") to the
                Company's Registration Statement on Form 10 No. 1-12430 filed with the Commission on October 12, 1993 and incorporated herein by reference.)

     2.2        Agreement dated as of January 13, 1994, between Western Atlas
                International, Inc. and Halliburton Company (Filed as Exhibit
                10S to Amendment No. 2, filed with the Commission on January 19,
                1994 ("Amendment No. 2"), to the Company's Registration
                Statement on Form 10 No. 1-12430 filed with the Commission on
                October 12, 1993 and incorporated herein by reference.)

     4.1 Indenture dated as of May 15, 1994 between the Company and The Bank of New York, Trustee, providing for the issuance of securities in series, filed as exhibit 4.4 to the Company's June
                30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

     4.2 Form of 8.55% Debentures due 2024 issued by the Company under such indenture, filed as exhibit 4.5 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

     4.3 Form of 7-7/8% Notes due 2004 issued by the Company under such indenture, filed as exhibit 4.6 to the Company's June 30, 1994
                Quarterly Report on Form 10-Q, and incorporated herein by reference.

     4.4 Other instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

     4.5        Rights Agreement, dated as of August 17, 1994 between Western
                Atlas Inc. and Chemical Trust Company of California, as Rights
                Agent, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating
                Preferred Stock, par value $1.00 per share, of Western Atlas
                Inc., as Exhibit A; the form of Right Certificate, as Exhibit B;
                and the Summary of Rights to Purchase Preferred Shares, as Exhibit C, filed as Exhibit 4 to the Company's August 17, 1994 current report on Form 8-K, and incorporated herein by reference. Pursuant to the Rights Agreement, printed Right
                Certificates will not be mailed until as soon as practicable after the earlier of the tenth day after the public announcement that a person or group has acquired beneficial ownership of 15% or more of the Common Shares or the tenth business day (or such later date as may be determined by action of the Board of Directors) after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% of the Common Shares.

     4.6        $400,000,000 Amended and Restated Credit Agreement dated as of
                December 22, 1994, among Western Atlas Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York as Agent, and Bank of America National Trust and Savings Association, The
                Bank of New York, Chemical Bank, CIBC Inc., Continental Bank,
                N.A., NationsBank of Texas, N.A., Union Bank of Switzerland, Los
                Angeles Branch, and Wells Fargo Bank, N.A. as Co-Agents, filed as exhibit 4.9 to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.

    10.1 Distribution and Indemnity Agreement dated March 17, 1994, between Litton Industries, Inc. and Western Atlas Inc., filed as
                Exhibit 10.1 to the Company's March 31, 1994 Quarterly Report on
                Form 10-Q, and incorporated herein by reference.

    10.2        Tax Sharing Agreement entered into March 17, 1994, between
                Litton Industries, Inc., and Western Atlas Inc., filed as
                Exhibit 10.2 to the Company's March 31, 1994 Quarterly Report on
                Form 10-Q, and incorporated herein by reference.

    10.3 Services and Support Agreement made as of March 17, 1994, between Litton Industries, Inc., and Western Atlas Inc., filed as Exhibit 10.3 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

    10.4        Employee Benefits Agreement dated as of March 17, 1994, between
                Litton Industries, Inc., and Western Atlas Inc., filed as
                Exhibit 10.4 to the Company's March 31, 1994 Quarterly Report on
                Form 10-Q, and incorporated herein by reference.

    10.5        Intellectual Property Agreement dated March 17, 1994, between
                Litton Industries, Inc., and Western Atlas Inc., filed as
                Exhibit 10.5 to the Company's March 31, 1994 Quarterly Report on
                Form 10-Q, and incorporated herein by reference.

    10.6        Data Processing Services Agreement entered into November 30,
                1993, between Litton Computer Services and Western Atlas Inc., filed as Exhibit 10.6 to the Company's March 31, 1994 Quarterly
                Report on Form 10-Q, and incorporated herein by reference.

    10.7        LINT Agreement made as of March 17, 1994, between Western Atlas
                Inc., and Litton International, S.A., filed as Exhibit 10.7 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

    10.8 Western Atlas International Agreement made as of March 17, 1994, among Litton Industries, Inc., Western Research Holdings, Inc., and Western Atlas Inc., filed as Exhibit 10.8 to the Company's
                March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

    10.9        Western Tax Agreement made as of March 17, 1994, between Litton
                Industries, Inc., and Western Research Holdings, Inc., filed as
                Exhibit 10.9 to the Company's March 31, 1994 Quarterly Report on
                Form 10-Q, and incorporated herein by reference.

    10.10       Change in Control Employment Agreements dated as of March 17,
                1994, between Western Atlas Inc., and each of Alton J. Brann,
                Joseph T. Casey, John R. Russell and Norman L. Roberts, filed as
                Exhibit 10.11 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

    10.11       Western Atlas Inc. Director Stock Option Plan, filed as Exhibit
                10.12 to the Company's March 31, 1994 Quarterly Report on Form
                10-Q, and incorporated herein by reference.

    10.12       Western Atlas International, Inc. Benefit Restoration Plan
                (Filed as Exhibit 100 to Amendment No. 2 and incorporated herein by reference.)

    10.13       Western Atlas International, Inc., Supplemental Retirement Plan
                (Filed as Exhibit 10P to Amendment No. 1 and incorporated herein by reference.)

    10.14       Supplemental Retirement Agreement between Western Atlas Inc. and
                Alton J. Brann dated March 17, 1994, filed as Exhibit 10.16 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

    10.15       Western Atlas Inc. Restoration Plan (Filed as Exhibit 10U to
                Amendment No. 2 and incorporated herein by reference.)

    10.16       Resolutions adopted by Board of Directors of Western Atlas Inc.
                on March 17, 1994, with respect to Incentive Loan Program and form of promissory note to evidence loans made thereunder, filed as Exhibit 10.20 to the Company's March 31, 1994 Quarterly
                Report on Form 10-Q, and incorporated herein by reference.

    10.17 Western Atlas Inc. Deferred Compensation Plan for Directors, filed as exhibit 10.22 to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.

    10.18       Western Atlas Inc. Individual Performance Award Plan, filed as exhibit 10.23 to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.

    10.19       Western Atlas Inc. 1995 Incentive Compensation Plan, filed as exhibit 10.24 to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.

    10.20       Change in Control Employment Agreements dated as of November 16,
                1995, between Western Atlas Inc., and each of Orval F. Brannan and Damir S. Skerl, filed as exhibit 10.20 to the Company's 1995
                Annual Report on Form 10-K and incorporated herein by reference.

    10.21 Western Atlas Inc. Supplemental Executive Retirement Plan, filed as exhibit 10.21 to the Company's 1995 Annual Report on Form
                10-K and incorporated herein by reference.

    10.22       Employment Agreement dated as of December 9, 1995, between
                Western Atlas Inc., and Clayton A. Williams, filed as exhibit
                10.22 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference.

    10.23       Western Atlas Inc. 1993 Stock Incentive Plan, as amended on
                February 13, 1996, filed as exhibit 10.23 to the Company's 1995
                Annual Report on Form 10-K and incorporated herein by reference.

     11 Statement of Computation of Earnings per share included herein as Exhibit 11 on page 13.

                                                                     EXHIBIT 11

                              WESTERN ATLAS INC.
       PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                                                         THREE MONTHS ENDED
                                                                                   MARCH 31, 1996  MARCH 31, 1995
                                                                                   --------------  --------------
EARNINGS PER SHARE
  Net earnings available for common shares and common stock equivalent shares
   deemed to have a dilutive effect                                                $       22,684  $       19,189
                                                                                   --------------  --------------
                                                                                   --------------  --------------
  Primary earnings per share                                                       $         0.42  $         0.36
                                                                                   --------------  --------------
                                                                                   --------------  --------------
  Fully diluted earnings per share                                                 $         0.42  $         0.36
                                                                                   --------------  --------------
                                                                                   --------------  --------------
SHARES USED IN PRIMARY EARNINGS PER SHARE COMPUTATION
  Weighted average common shares outstanding                                           53,282,797      52,942,364
  Common stock equivalents                                                                962,255         761,337
                                                                                   --------------  --------------
  Total common shares and common stock equivalent shares deemed to have a
   dilutive effect                                                                     54,245,052      53,703,701
                                                                                   --------------  --------------
                                                                                   --------------  --------------
SHARES USED IN FULLY DILUTED EARNINGS PER SHARE COMPUTATION
  Total common shares and common stock equivalent shares deemed to have a
   dilutive effect                                                                     54,245,052      53,703,701
  Additional potentially dilutive effect of stock options                                 101,811          74,736
                                                                                   --------------  --------------
  Total                                                                                54,346,863      53,778,437
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       WESTERN ATLAS INC.
                                       (Registrant)




                                       By  /s/ J. T. Casey
                                           -----------------------------------
                                           Joseph T. Casey
                                           Vice Chairman and
                                           Chief Financial Officer



May 8, 1996