Form 10-Q
period 1996-06-30
WESTERN ATLAS INC
filed 1996-08-14
CIK 913340

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
(Mark One)

  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On July 31, 1996 there were 53,580,626 shares of Common Stock outstanding.

                               WESTERN ATLAS INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I. FINANCIAL INFORMATION

     ITEM 1.   Financial Statements
                    Consolidated Statements of Operations
                      Six months ended June 30, 1996 and
                         June 30, 1995                                      3

                    Consolidated Statements of Operations
                      Three months ended June 30, 1996 and
                         June 30, 1995                                      4

                    Consolidated Balance Sheets
                      June 30, 1996 and December 31, 1995                   5

                    Consolidated Statements of Cash Flows
                      Six months ended June 30, 1996 and
                         June 30, 1995                                      6

                    Notes to Consolidated Financial Statements              7


     ITEM 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           8


PART II. OTHER INFORMATION



     ITEM 6.   Exhibits and Reports on Form 8-K                             9

Signature                                                                  15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               WESTERN ATLAS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                 SIX MONTHS ENDED
                                                      JUNE 30,
                                                1996              1995
                                            ----------        ----------
Sales and Service Revenues                  $1,175,947        $1,071,858
                                            ----------        ----------
Costs and Expenses
  Cost of sales (exclusive of depreciation
   and amortization shown below)               813,040           730,875
  Selling, general and administrative          147,720           143,570
  Depreciation and amortization                109,009           102,083
  Interest - net                                18,640            22,285
                                            ----------        ----------
    Total                                    1,088,409           998,813
                                            ----------        ----------
Earnings before Taxes on Income                 87,538            73,045
Taxes on Income                                (35,001)          (29,583)
                                            ----------        ----------
Net Earnings                                $   52,537        $   43,462
                                            ----------        ----------
                                            ----------        ----------
Earnings Per Share                              $ 0.97            $ 0.81
                                            ----------        ----------
                                            ----------        ----------

Shares used in computing
 earnings per share                         54,328,152        53,796,042


See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED
                                                      JUNE 30,
                                                1996              1995
                                            ----------        ----------
Sales and Service Revenues                  $  626,491        $  565,968
                                            ----------        ----------
Costs and Expenses
  Cost of sales (exclusive of depreciation
   and amortization shown below)               434,751           390,560
  Selling, general and administrative           76,699            72,391
  Depreciation and amortization                 55,433            51,385
  Interest - net                                 9,876            10,837
                                            ----------        ----------
    Total                                      576,759           525,173
                                            ----------        ----------
Earnings before Taxes on Income                 49,732            40,795
Taxes on Income                                (19,879)          (16,522)
                                            ----------        ----------
Net Earnings                                $   29,853        $   24,273
                                            ----------        ----------
                                            ----------        ----------
Earnings Per Share                              $ 0.55            $ 0.45
                                            ----------        ----------
                                            ----------        ----------

Shares used in computing
 earnings per share                         54,414,281        53,888,305


See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                         JUNE 30,    DECEMBER 31,
                                                           1996          1995
                                                       -----------   ------------
ASSETS

Current Assets
  Cash and marketable securities                       $   47,424    $  116,715
  Accounts receivable                                     661,608       612,336
  Inventories less progress billings                      162,458       150,855
  Deferred tax assets                                     114,330       117,189
  Other prepaid expenses                                   37,212        39,385
                                                       -----------   ----------
Total Current Assets                                    1,023,032     1,036,480
                                                       -----------   ----------
Property, Plant and Equipment - at cost                 1,397,171     1,336,813
 Less accumulated depreciation                           (651,264)     (613,165)
                                                       -----------   ----------
Property, Plant and Equipment, Net                        745,907       723,648

Goodwill and Other Intangibles, Net                       459,540       462,873

Geophysical Data and Other Assets                         287,964       266,211
                                                       -----------   ----------
Total Assets                                           $2,516,443    $2,489,212
                                                       -----------   ----------
                                                       -----------   ----------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Accounts payable                                     $  361,107    $  380,569
  Payrolls and related expenses                           113,336       137,739
  Notes payable and current portion of
   long-term obligations                                   26,943        24,106
                                                       -----------   ----------
Total Current Liabilities                                 501,386       542,414
                                                       -----------   ----------
Long-term Obligations                                     537,854       535,034
                                                       -----------   ----------
Deferred Taxes and Other Long-term Liabilities             57,372        54,917
                                                       -----------   ----------
Shareholders' Investment
 Common stock                                              53,547        53,235
 Additional paid-in capital                             1,139,653     1,129,417
 Retained earnings                                        218,330       165,793
 Cumulative currency translation adjustment                 8,301         8,402
                                                       -----------   ----------
Total Shareholders' Investment                          1,419,831     1,356,847
                                                       -----------   ----------

Total Liabilities and Shareholders' Investment         $2,516,443    $2,489,212
                                                       -----------   ----------
                                                       -----------   ----------



See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                           1996                   1995
                                                                                         --------               -------
 Cash and Cash Equivalents at Beginning of Period                                        $116,715               $42,094
                                                                                         --------               -------
 Cash Was Provided by (Used for) Operating Activities
  Net earnings                                                                             52,537                43,462
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
  Depreciation and amortization                                                           109,009               102,083
  Change in accrued pensions                                                              (17,300)              (13,372)
  Change in accounts receivable                                                           (49,075)               53,689
  Change in inventories                                                                   (11,595)              (28,798)
  Change in accounts payable                                                              (25,241)              (60,331)
  Change in payrolls and related expenses                                                 (12,453)               (7,526)
  Other operating activities                                                               10,027               (22,245)
                                                                                         --------               -------
 Cash provided by operating activities                                                     55,909                66,962
                                                                                         --------               -------
 Investing Activities
  Proceeds from sale of business                                                           12,051               120,732
  Purchase of capital assets                                                             (116,434)              (93,632)
  Geophysical data, net                                                                   (21,097)              (32,454)
  Other investing activities                                                              (10,293)               (4,496)
                                                                                         --------               -------
 Cash used for investing activities                                                      (135,773)               (9,850)
                                                                                         --------               -------

 Financing Activities
  Short-term obligations, net                                                                (313)              (13,616)
  Repayment of long-term obligations                                                            -               (38,833)
  Other financing activities                                                               10,886                13,891
                                                                                         --------               -------
 Cash provided by (used for) financing activities                                          10,573               (38,558)
                                                                                         --------               -------

 Resulting in (Decrease) Increase in Cash and Cash
    Equivalents                                                                           (69,291)               18,554
                                                                                         --------               -------

 Cash and Cash Equivalents at End of Period                                              $ 47,424               $60,648
                                                                                         --------               -------
                                                                                         --------               -------
 Supplemental disclosure of cash flow information
  Interest paid                                                                          $ 21,617               $23,061
  Income taxes paid, net of refunds                                                      $  3,199               $36,056



See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JUNE 30, 1996


1. The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of operating results for the entire year.


2.  The components of inventory balances are summarized below:

                                                   JUNE 30,       DECEMBER 31,
                                                    1996              1995
                                                  --------------------------
                                                    (THOUSANDS OF DOLLARS)

    Raw materials and work in process             $160,053          $145,885
    Finished goods                                  24,890            26,398
    Less progress billings                         (22,485)          (21,428)
                                                  --------          --------
    Net inventories                               $162,458          $150,855
                                                  --------          --------
                                                  --------          --------

3.  Net interest expense is composed of the following:


                                   SIX MONTHS ENDED         THREE MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                  1996          1995         1996       1995
                                ----------------------    ----------------------
                                (THOUSANDS OF DOLLARS)    (THOUSANDS OF DOLLARS)

    Interest expense            $22,230       $23,883      $11,271      $11,457
    Interest income              (3,590)       (1,598)      (1,395)        (620)
                                -------       -------      -------      -------
    Interest - net              $18,640       $22,285      $ 9,876      $10,837
                                -------       -------      -------      -------
                                -------       -------      -------      -------

4. The Company adopted an Employee Stock Purchase Plan (the "Plan") in June of the current year to become effective September 1, 1996. Under the Plan, the Company is authorized to issue up to 2.5 million shares of common stock for purchase by full-time employees of the Company or designated subsidiaries who choose to participate. Such number of shares, which may comprise authorized and unissued shares or shares reacquired by the Company, represents the Company's present estimate of the maximum number of shares which may be purchased under the Plan, which is scheduled to expire no later than December 31, 2006. Under the terms of the Plan, employees may elect to have up to 8% of their annual earnings withheld to purchase the Company's common stock subject to the limit set forth in Section 423 of the Internal
    Revenue Code. The purchase price of the stock under the Plan will initially be the lower of 85% of the market price on the first or last day of an offering period, expected generally to have a duration of six months.

                               WESTERN ATLAS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company reported higher sales, net earnings and operating profit for the three and six months ended June 30, 1996 compared with the three and six months ended June 30, 1995. Segment sales and operating profit were as follows:

                                                               SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                                   JUNE 30,                              JUNE 30,
                                                             1996           1995                 1996               1995
                                                          -------------------------            ---------------------------
                                                            (THOUSANDS OF DOLLARS)                (THOUSANDS OF DOLLARS)
SALES AND SERVICE REVENUES

   Oilfield Services                                      $  663,887     $  614,765            $358,713           $321,574
   Industrial Automation Systems                             512,060        457,093             267,778            244,394
                                                          ----------     ----------            --------           --------
   Total sales and service revenues                       $1,175,947     $1,071,858            $626,491           $565,968
                                                          ----------     ----------            --------           --------
                                                          ----------     ----------            --------           --------

OPERATING PROFIT

   Oilfield Services                                      $   76,204     $   71,016            $ 44,042           $ 40,004
   Industrial Automation Systems                              42,717         36,261              22,182             18,204
                                                          ----------     ----------            --------           --------
   Total operating profit                                 $  118,921     $  107,277            $ 66,224           $ 58,208
                                                          ----------     ----------            --------           --------
                                                          ----------     ----------            --------           --------

The Oilfield Services segment reported higher sales and operating profit in the current three and six months compared with the corresponding prior periods. Overall operating margins were comparable to those of the corresponding prior periods.

The Industrial Automation Systems segment reported higher sales and operating profit for the three and six months compared with the corresponding prior periods. Intermec, the Company's automated data collection division, benefited from the success of new product introductions and higher first and second quarter sales under its five-year purchasing agreement with the U.S. government. Sales and operating profit of the Company's Manufacturing Systems Group improved over the corresponding prior periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and marketable securities of $47.4 million at June 30, 1996, compared with $116.7 million at December 31, 1995. The cash and marketable securities balance decreased during the second quarter of 1996 as a result of working capital needs of the Manufacturing Systems Group and the expanding Oilfield Services segment. The Company expects that cash flow from operations, along with available borrowing capacity, will be adequate to meet strategic objectives as well as working capital requirements. The Company currently has unused committed credit facilities with a group of banks which permit the borrowing of up to $400 million.

                         PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -------  --------------------------------
 (a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1996.

 (b)     See Exhibit Index included herein on page 10.

                              WESTERN ATLAS INC.
                              INDEX TO EXHIBITS



EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
- -----------                  ----------------------

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

    4.7 Amendment No. 1 to the $400,000,000 Amended and Restated Credit Agreement, dated as of March 20, 1996, included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

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

   10.3 Employee Benefits Agreement dated as of March 17, 1994, between Litton Industries, Inc., and Western Atlas Inc., filed as Exhibit
               10.4 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

   10.4 Intellectual Property Agreement dated March 17, 1994, between Litton Industries, Inc., and Western Atlas Inc., filed as Exhibit
              10.5 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

   10.5 Western Atlas International Agreement made as of March 17, 1994, among Litton Industries, Inc., Western Research Holdings, Inc., and Western Atlas Inc., filed as Exhibit 10.8 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

   10.6 Western Tax Agreement made as of March 17, 1994, between Litton Industries, Inc., and Western Research Holdings, Inc., filed as
              Exhibit 10.9 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

   10.7 Change in Control Employment Agreements dated as of March 17, 1994, between Western Atlas Inc., and each of Alton J. Brann, Joseph T. Casey, John R. Russell and Norman L. Roberts, filed as
              Exhibit 10.11 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

   10.8 Change in Control Employment Agreements dated as of November 16, 1995, between Western Atlas Inc., and each of Orval F. Brannan and Damir S. Skerl, filed as exhibit 10.20 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference.

   10.9       Western Atlas Inc. Director Stock Option Plan, filed as Exhibit
              10.12 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

   10.10 Western Atlas International, Inc. Benefit Restoration Plan (Filed as Exhibit 100 to Amendment No. 2 and incorporated herein by reference.)

   10.11 Western Atlas International, Inc., Supplemental Retirement Plan (Filed as Exhibit 10P to Amendment No. 1 and incorporated herein by reference.)

   10.12 Supplemental Retirement Agreement between Western Atlas Inc. and Alton J. Brann dated March 17, 1994, filed as Exhibit 10.16 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

   10.13 Western Atlas Inc. Restoration Plan (Filed as Exhibit 10U to Amendment No. 2 and incorporated herein by reference.)

   10.14 Resolutions adopted by Board of Directors of Western Atlas Inc. on March 17, 1994, with respect to Incentive Loan Program and form of promissory note to evidence loans made thereunder, filed as
              Exhibit 10.20 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

   10.15 Western Atlas Inc. Deferred Compensation Plan for Directors, filed as exhibit 10.22 to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.

   10.16      Western Atlas Inc. Individual Performance Award Plan, filed as exhibit 10.23 to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.

   10.17      Western Atlas Inc. 1995 Incentive Compensation Plan, filed as exhibit 10.24 to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.


   10.18 Western Atlas Inc. Supplemental Executive Retirement Plan, filed as exhibit 10.21 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference.

   10.19 Employment Agreement dated as of December 9, 1995, between Western Atlas Inc., and Clayton A. Williams, filed as exhibit
              10.22 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference.

   10.20 Western Atlas Inc. 1993 Stock Incentive Plan, as amended on February 13, 1996, filed as exhibit 10.23 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference.

   11 Statement of Computation of Earnings per share included herein on page 14.

   27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

                               WESTERN ATLAS INC.
       PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                               Six Months Ended                       Three Months Ended
                                                         June 30,            June 30,            June 30,            June 30,
                                                           1996                1995                1996                1995
                                                       -----------         ------------        ------------        ------------
EARNINGS PER SHARE

   Net earnings                                          $52,537             $43,462             $29,853             $24,273
                                                         -------             -------             -------             -------
                                                         -------             -------             -------             -------

   Primary earnings per share                              $0.97               $0.81               $0.55               $0.45
                                                         -------             -------             -------             -------
                                                         -------             -------             -------             -------

   Fully diluted earnings per share                        $0.97               $0.81               $0.55               $0.45
                                                         -------             -------             -------             -------
                                                         -------             -------             -------             -------

SHARES USED IN PRIMARY EARNINGS
 PER SHARE COMPUTATION

   Weighted average common shares
    outstanding                                       53,363,289          52,992,396          53,446,811          53,042,350
   Common stock equivalents                              964,863             803,646             967,470             845,955
                                                      ----------          ----------          ----------          ----------
   Common and common equivalent
    shares - primary                                  54,328,152          53,796,042          54,414,281          53,888,305
                                                      ----------          ----------          ----------          ----------
                                                      ----------          ----------          ----------          ----------

SHARES USED IN FULLY DILUTED EARNINGS
 PER SHARE COMPUTATION

   Common and common equivalent
    shares - primary                                  54,328,152          53,796,042          54,414,281          53,888,305
   Additional potentially dilutive
    effect of stock options                               23,641              49,514                   -                 324
                                                      ----------          ----------          ----------          ----------

   Common and common equivalent
     shares - fully diluted                           54,351,793          53,845,556          54,414,281          53,888,629
                                                      ----------          ----------          ----------          ----------
                                                      ----------          ----------          ----------          ----------

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          WESTERN ATLAS INC.
                                          (Registrant)




                                          By /s/ J. T. Casey
                                             -------------------------
                                             Joseph T. Casey
                                             Vice Chairman and
                                             Chief Financial Officer







August 12, 1996