Form 10-Q
period 1996-09-30
WESTERN ATLAS INC
filed 1996-11-14
CIK 913340

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On October 31, 1996 there were 53,630,083 shares of Common Stock outstanding.

                               WESTERN ATLAS INC.

                                      INDEX

                               REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996




                                                                       PAGE
                                                                       NUMBER
                                                                       ------

PART I.  FINANCIAL INFORMATION


   ITEM 1.   Financial Statements

               Consolidated Statements of Operations
                Nine months ended September 30, 1996 and
                 September 30, 1995                                        3

               Consolidated Statements of Operations
                Three months ended September 30, 1996 and
                 September 30, 1995                                        4

               Consolidated Balance Sheets
                September 30, 1996 and December 31, 1995                   5

               Consolidated Statements of Cash Flows
                Nine months ended September 30, 1996 and
                 September 30, 1995                                        6

               Notes to Consolidated Financial Statements                  7


  ITEM 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8



PART II. OTHER INFORMATION





   ITEM 6.    Exhibits and Reports on Form 8-K                             9




Signature                                                                 15

                         PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                               WESTERN ATLAS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1996            1995
                                                   ------------    ------------

Sales and Service Revenues                         $  1,848,549    $  1,641,291
                                                   ------------    ------------

Costs and Expenses
  Cost of sales (exclusive of depreciation
    and amortization shown below)                     1,276,084       1,117,459
  Selling, general and administrative                   230,169         215,147
  Depreciation and amortization                         165,472         154,685
  Interest - net                                         28,413          31,956
                                                   ------------    ------------
   Total                                              1,700,138       1,519,247
                                                   ------------    ------------

Earnings before Taxes on Income                         148,411         122,044
Taxes on Income                                         (59,364)        (49,428)
                                                   ------------    ------------
Net Earnings                                       $     89,047    $     72,616
                                                   ------------    ------------
                                                   ------------    ------------

Earnings Per Share                                       $ 1.64          $ 1.35
                                                         ------          ------
                                                         ------          ------

Shares used in computing
  earnings per share                                 54,374,577      53,846,499




See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1996            1995
                                                   ------------    ------------

Sales and Service Revenues                           $  672,602      $  569,433
                                                   ------------    ------------


Costs and Expenses
  Cost of sales (exclusive of depreciation
   and amortization shown below)                        463,044         386,584
  Selling, general and administrative                    82,449          71,577
  Depreciation and amortization                          56,463          52,602
  Interest - net                                          9,773           9,671
                                                   ------------    ------------

   Total                                                611,729         520,434
                                                   ------------    ------------

Earnings before Taxes on Income                          60,873          48,999
Taxes on Income                                         (24,363)        (19,845)
                                                   ------------    ------------

Net Earnings                                         $   36,510      $   29,154
                                                   ------------    ------------
                                                   ------------    ------------

Earnings Per Share                                      $  0.67         $  0.54
                                                        -------         -------
                                                        -------         -------

Shares used in computing
  earnings per share                                 54,469,212      53,950,019






See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                  SEPTEMBER 30,    DECEMBER 31,
                                                       1996            1995
                                                   ------------    ------------
ASSETS

Current Assets
  Cash and marketable securities                   $     51,909    $    116,715
  Accounts receivable                                   661,632         612,336
  Inventories less progress billings                    155,075         150,855
  Deferred tax assets                                    94,592         117,189
  Prepaid expenses and other current assets              60,435          39,385
                                                   ------------    ------------

Total Current Assets                                  1,023,643       1,036,480
                                                   ------------    ------------

Property, Plant and Equipment - at cost               1,421,148       1,336,813
  Less accumulated depreciation                        (655,797)       (613,165)
                                                   ------------    ------------
Property, Plant and Equipment, Net                      765,351         723,648

Goodwill and Other Intangibles, Net                     455,497         462,873

Geophysical Data and Other Assets                       332,450         266,211
                                                   ------------    ------------

Total Assets                                       $  2,576,941    $  2,489,212
                                                   ------------    ------------
                                                   ------------    ------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Accounts payable                                 $    373,526    $    380,569
  Payrolls and related expenses                         121,234         137,739
  Notes payable and current portion
    of long-term obligations                             75,439          24,106
                                                   ------------    ------------

Total Current Liabilities                               570,199         542,414
                                                   ------------    ------------

Long-term Obligations                                   489,277         535,034
                                                   ------------    ------------

Deferred Taxes and Other Long-term Liabilities           59,546          54,917
                                                   ------------    ------------

Shareholders' Investment
  Common stock                                           53,585          53,235
  Additional paid-in capital                          1,140,895       1,129,417
  Retained earnings                                     254,840         165,793
  Cumulative currency translation adjustment              8,599           8,402
                                                   ------------    ------------

Total Shareholders' Investment                        1,457,919       1,356,847
                                                   ------------    ------------

Total Liabilities and Shareholders' Investment     $  2,576,941    $  2,489,212
                                                   ------------    ------------
                                                   ------------    ------------


See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         1996           1995
                                                      -----------   -----------

Cash and Cash Equivalents at Beginning of Period       $  116,715    $   42,094
                                                      -----------   -----------

Cash Provided by (Used for) Operating Activities
  Net earnings                                             89,047        72,616
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                       165,472       154,685
      Deferred income taxes                                25,324        (7,668)
      Change in accounts receivable                       (79,533)       45,346
      Change in inventories                                (1,185)      (40,448)
      Change in accounts payable                            1,888       (70,724)
      Change in payrolls and related expenses             (18,913)      (13,747)
      Other operating activities                           (8,372)        6,694
                                                      -----------   -----------
Cash provided by operating activities                     173,728       146,754
                                                      -----------   -----------

Investing Activities
  Purchase of capital assets                             (203,667)     (128,309)
  Geophysical data, net                                   (59,802)      (51,624)
  Proceeds from sale of business                           12,051       120,732
  Other investing activities                                  260       (22,805)
                                                      -----------   -----------
Cash used for investing activities                       (251,158)      (82,006)
                                                      -----------   -----------

Financing Activities
  Issuance of long-term obligations                         2,099        12,180
  Short-term obligations, net                              (1,200)      (10,856)
  Repayment of long-term obligations                         (253)      (38,833)
  Other financing activities                               11,978        10,297
                                                      -----------   -----------
Cash provided by (used for) financing activities           12,624       (27,212)
                                                      -----------   -----------

Resulting in (Decrease) Increase in Cash
  and Cash Equivalents                                    (64,806)       37,536
                                                      -----------   -----------

Cash and Cash Equivalents at End of Period             $   51,909    $   79,630
                                                      -----------   -----------
                                                      -----------   -----------

Supplemental disclosure of cash flow information
  Interest paid                                        $   25,073    $   27,212
  Income taxes paid                                    $   20,443    $   57,279



See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

1. The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of operating results for the entire year.

2.  The components of inventory balances are summarized below:

                                              SEPTEMBER 30,   DECEMBER 31,
                                                   1996           1995
                                              -----------------------------
                                                   (THOUSANDS OF DOLLARS)

     Raw materials and work in process            $143,118       $145,885
     Finished goods                                 26,837         26,398
     Less progress billings                        (14,880)       (21,428)
                                                  --------       --------

     Net inventories                              $155,075       $150,855
                                                  --------       --------
                                                  --------       --------

3.  Net interest expense is composed of the following:

                                NINE MONTHS ENDED           THREE MONTHS ENDED
                                   SEPTEMBER 30,                SEPTEMBER 30,
                               1996        1995            1996         1995
                            ---------------------       ----------------------
                            (THOUSANDS OF DOLLARS)      (THOUSANDS OF DOLLARS)

    Interest expense        $32,995       $34,876       $10,765       $10,993
    Interest income          (4,582)       (2,920)         (992)       (1,322)
                            -------       -------       -------       -------

    Interest - net          $28,413       $31,956       $ 9,773       $ 9,671
                            -------       -------       -------       -------
                            -------       -------       -------       -------

4. The Company adopted an Employee Stock Purchase Plan (the "Plan") in June of the current year which became effective September 1, 1996. Under the Plan, the Company is authorized to issue up to 2.5 million shares of common stock for purchase by full-time employees of the Company or designated subsidiaries who choose to participate. Such number of shares, which may comprise authorized and unissued shares or shares reacquired by the Company, represents the Company's present estimate of the maximum number of shares which may be purchased under the Plan, which is scheduled to expire no later than December 31, 2006. Under the terms of the Plan, employees may elect to have up to 8% of their annual earnings withheld to purchase the Company's common stock subject to the limit set forth in Section 423 of the Internal Revenue Code. The purchase price of the stock under the Plan will initially be the lower of 85% of the market price on the first or last day of an offering period, expected generally to have a duration of six months.

5. In September 1996, the Company entered into an agreement to sell substantially all of the net assets of its Material Handling Systems and VantageWare divisions in a single transaction. Net assets relating to the sale have been reclassified to prepaid expenses and other current assets as of September 30, 1996.

                               WESTERN ATLAS INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company reported higher sales, net earnings and operating profit for the three and nine months ended September 30, 1996 compared with the three and nine months ended September 30, 1995. Segment sales and operating profit were as follows:


                                                NINE MONTHS ENDED           THREE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                1996         1995            1996        1995
                                             -----------------------       ---------------------
                                             (THOUSANDS OF DOLLARS)        (THOUSANDS OF DOLLARS)
SALES AND SERVICE REVENUES

  Oilfield Services                          $1,022,967   $  934,277        $359,080   $319,512
  Industrial Automation Systems                 825,582      707,014         313,522    249,921
                                             ----------   ----------        --------   --------

  Total sales and service revenues           $1,848,549   $1,641,291        $672,602   $569,433
                                             ----------   ----------        --------   --------
                                             ----------   ----------        --------   --------

Operating Profit

  Oilfield Services                          $  127,193   $  117,514        $ 50,989   $ 46,498
  Industrial Automation Systems                  69,274       54,757          26,557     18,496
                                             ----------   ----------        --------   --------

  Total operating profit                     $  196,467   $  172,271        $ 77,546   $ 64,994
                                             ----------   ----------        --------   --------
                                             ----------   ----------        --------   --------



The Oilfield Services segment reported higher sales and operating profit in the current three and nine months compared with the corresponding prior periods. Oilfield Services' operating margins were comparable to those of the corresponding prior periods.

The Industrial Automation Systems segment reported higher sales and operating profit for the three and nine months compared with the corresponding prior periods. Intermec, the Company's automated data collection division, benefited from the success of new product introductions and higher sales under its five-year purchasing agreement with the U.S. government. Sales and operating profit of the Company's Manufacturing Systems Group improved over the corresponding prior periods.

In September 1996, the Company entered into an agreement to sell substantially all of the net assets of its Material Handling Systems and VantageWare divisions in a single transaction. Net assets relating to the sale have been reclassified to prepaid expenses and other current assets as of September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and marketable securities of $51.9 million at September 30, 1996, compared with $116.7 million at December 31, 1995. The cash and marketable securities balance decreased as a result of working capital needs of the Manufacturing Systems Group and the expanding Oilfield Services segment. The Company expects that cash flow from operations, along with available borrowing capacity, will be adequate to meet strategic objectives as well as working capital requirements. The Company currently has unused committed credit facilities with a group of banks which permit the borrowing of up to $400 million.

PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1996.

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

   4.7 Amendment No. 1 to the $400,000,000 Amended and Restated Credit Agreement, dated as of March 20, 1996, filed as Exhibit 4.7 to the Company's June 30, 1996 Quarterly Report on Form 10-Q, and incorporated herein by reference.

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

  10.7 Change in Control Employment Agreements dated as of March 17, 1994, between Western Atlas Inc., and each of Alton J. Brann, John R. Russell and Norman L. Roberts, filed as Exhibit 10.11 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

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


  27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

                                        WESTERN ATLAS INC.
                 PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                          (thousands of dollars, except per share data)



                                                   NINE MONTHS ENDED           THREE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                 1996           1995           1996           1995
                                             ----------     ----------     ----------     ----------
EARNINGS PER SHARE

  Net earnings                                $  89,047      $  72,616      $  36,510      $  29,154
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

  Primary earnings per share                    $  1.64        $  1.35        $  0.67        $  0.54
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

  Fully diluted earnings per share              $  1.64        $  1.35        $  0.67        $  0.54
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


SHARES USED IN PRIMARY
  EARNINGS PER SHARE COMPUTATION

  Weighted average common shares
    outstanding                              53,436,447     53,031,848     53,584,546     53,113,380
  Common stock equivalents                      938,130        814,651        884,666        836,639
                                             ----------     ----------     ----------     ----------
  Common and common equivalent
    shares - primary                         54,374,577     53,846,499     54,469,212     53,950,019
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


SHARES USED IN FULLY DILUTED
  EARNINGS PER SHARE COMPUTATION


  Common and common equivalent
    shares - primary                         54,374,577     53,846,499     54,469,212     53,950,019
  Additional potentially dilutive
    effect of stock options                      77,800         92,711         62,554         39,837
                                             ----------     ----------     ----------     ----------
  Common and common equivalent
    shares - fully diluted                   54,452,377     53,939,210     54,531,766     53,989,856
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WESTERN ATLAS INC.
                                          (Registrant)




                                          By /s/   Michael E. Keane
                                             ----------------------
                                            Michael E. Keane
                                            Chief Financial Officer









November 13, 1996