Form 10-K405
period 1996-12-31
WESTERN ATLAS INC
filed 1997-03-28
CIK 913340

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-12430

                               WESTERN ATLAS INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                            95-3899675
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification No.)

     360 NORTH CRESCENT DRIVE
     BEVERLY HILLS, CALIFORNIA                   90210-4867
  (Address of principal executive                (Zip Code)
             offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 888-2500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                          NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                   WHICH REGISTERED
-----------------------------------  -----------------------------------
  Common Stock, par value $1 per           New York Stock Exchange
               share                       Pacific Stock Exchange
Rights to Purchase Series A Junior         New York Stock Exchange
   Participating Preferred Stock           Pacific Stock Exchange

                            ------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X_ No ___

    On March 1, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates was $3.226 billion.

    On March 1, 1997, there were 53,664,055 shares of Common Stock outstanding, exclusive of treasury shares.

    Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on May 13, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WESTERN ATLAS INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                                                PAGE
                                                                                                                -----
PART I
Item 1:       Business.....................................................................................           1
Item 2:       Properties...................................................................................           5
Item 3:       Legal Proceedings............................................................................           5
Item 4:       Submission of Matters to a Vote of Security Holders..........................................           5

PART II
Item 5:       Market for the Registrant's Common Equity and Related Stockholder Matters....................           6
Item 6:       Selected Financial Data......................................................................           7
Item 7:       Management's Discussion and Analysis of Financial Condition and Results of Operations........           8
Item 8:       Financial Statements and Supplementary Data..................................................          11
Item 9:       Disagreements on Accounting and Financial Disclosure.........................................          11

PART III
Item 10:      Directors and Executive Officers of the Registrant...........................................          12
Item 11:      Executive Compensation.......................................................................          13
Item 12:      Security Ownership of Certain Beneficial Owners and Management...............................          13
Item 13:      Certain Relationships and Related Transactions...............................................          13

PART IV
Item 14:      Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................          14

Signatures.................................................................................................          16

                                     PART I

ITEM 1.  BUSINESS

    Western Atlas Inc. (the "Company" or "WAI") operates in two principal business segments: "Oilfield Services," where the Company participates in the high-technology information services sector as one of the largest providers worldwide; and "Industrial Automation Systems," where the Company is a major global supplier of integrated manufacturing systems and automated data collection systems. For the year ended December 31, 1996, Oilfield Services generated revenues and operating profits of $1,402.9 million and $172.9 million, respectively, and Industrial Automation Systems produced revenues and operating profits of $1,179.9 million and $101.1 million, respectively. See Note K to the consolidated financial statements for financial information by industry segment and by geographical area.

    Information related to business acquisitions, investments and dispositions is set forth in Note B to the consolidated financial statements.

OILFIELD SERVICES

    Western Atlas International, Inc. ("WAII" or "Oilfield Services"), operates in the high-technology information services sector of the oil industry. WAII specializes in land, marine and transition-zone seismic surveys; well-logging and completion services; and reservoir description and management.

    Oilfield Services operates through three divisions: Western Geophysical, Western Atlas Logging Services and E&P Services. These divisions are focused on the development and application of advanced data acquisition and processing techniques to help evaluate the oil and gas producing potential of the earth's sedimentary basins, locate productive zones, reduce drilling costs by minimizing the number of wells necessary to explore and develop reservoirs, and improve production output from reservoirs for petroleum industry customers worldwide. Increasing emphasis is being placed on the fundamental interrelationship of seismic and well-logging data. New techniques are being applied to integrate these data, providing a comprehensive reservoir analysis for customer technologists, from geophysicists and geologists, to production engineers.

    In June 1995, the Company acquired 50% of PetroAlliance Services, a joint venture offering seismic, well-logging, and integrated project services to local and international oil companies operating in the Former Soviet Union ("FSU"). In 1996 the company acquired several small technology companies to expand its reservoir characterization capabilities in seismic and well-logging.

    The nature of the industry and diverse market environments carry certain inherent risks for any company in this business. Oilfield Services recognizes that it must adjust to fluctuations in foreign currencies. It is conducting field operations in regions that are politically unstable. It is obliged to establish its own operational infrastructure in certain developing areas of the world, and its business is necessarily capital intensive, particularly during growth cycles.

    MARKETS AND CUSTOMERS

    The market for Oilfield Services' products and services is the worldwide petroleum industry, which includes private, public and government-owned companies. Customers number in the hundreds and range from large integrated oil companies to small independents. No single customer represents as much as 10% of Oilfield Services' revenues.

    Activity in the oilfield services market is largely determined by oil companies' evaluation of the market price of oil and gas, the levels of reserves in specific geographical regions and, as it relates to government-sponsored oil and gas exploration, the budgetary priorities of the relevant governments.

    COMPETITION

    Competition in the high-technology sector of the oilfield services market ranges from a few larger companies with a broad spectrum of services, to smaller companies targeting narrow market segments. There are five major participants in the market, Schlumberger, Baker Hughes, Dresser Industries, Halliburton and WAII, each of which has annual revenues in excess of $1 billion. The Company is the smallest of these five participants, measured by revenues, but one of the two largest providers of oilfield information technology. The number of smaller competitors is in the hundreds. The more significant of the smaller competitors include Petroleum Geo Services in marine seismic, Compagnie Generale de Geophysique and Veritas DGC in land seismic, and Computalog in well-logging. Projects are won in the marketplace on the basis of price, quality and service.

    The large oil companies, which are Oilfield Services' customers, also retain certain in-house capabilities for various oilfield services. However, more of such services are being outsourced and the Company believes this trend will continue.

INDUSTRIAL AUTOMATION SYSTEMS

    The Company is an international supplier of industrial automation technologies and products, including integrated manufacturing systems and automated data collection systems. The Company supplies machining, body and assembly and precision grinding systems for the automotive industry, and automated data collection systems for manufacturing, governmental, logistics and distribution applications. Overall, customers of Industrial Automation Systems are the automotive and off-road vehicle industries, wholesale and distribution companies, manufacturing industries and government agencies.

    During 1995, the Company acquired 49% of Honsberg, a German machine tool maker; and Cranfield Precision Engineering, a grinding technology company located in the United Kingdom.

    The Company sold its Material Handling Systems operations in November of 1996. While the division had achieved improved performance, its activities were not a core business of the Company.

    The Company markets its systems and services primarily under the well-established brand names: Lamb Technicon, Landis, Landis Lund, Gardner, CITCO and Intermec.

    The Company, through its Lamb Technicon operations ("Lamb"), designs and installs integrated manufacturing systems for high-volume production, and flexible machining systems for medium-volume applications, primarily for the world's automotive and off-road vehicle industries. These systems are used in the production of powertrains - primarily car engines and transmissions. Lamb is also a supplier of welding and assembly systems for car bodies, engine and other powertrain components.

    Through its Landis, Gardner and CITCO operations, the Company develops and produces precision grinding systems, tools and equipment for the automotive manufacturing market. These operations concentrate primarily on the application of precision cylindrical and disc-grinding technologies for medium-and high-volume production of car engine and transmission parts.

    The Company's automated data collection business is conducted by Intermec. Automated data collection systems are used to gather and organize data, and then transmit selected information from various locations to a user's central computer or retrieval system. Such products are employed in a growing number of applications worldwide to improve productivity, efficiency and accuracy in data collection. Automated data collection systems are typically used to track personnel, parts or products and transactions through manufacturing, distribution and other processes. Technologies used for automated data collection include bar code printers, laser scanners and other imaging methods, as well as hand-held computers and wireless radio frequency ("RF") transmission devices. Bar coding is currently the most widely used technology for automated data collection, providing a cost-effective solution and a rapid return on investment for customers.

    Subsequent to fiscal year end 1996, the Company acquired Norand Corporation ("Norand") on March 3, 1997. Norand's fiscal 1996 revenues were approximately $235 million. Norand's leadership in mobile computing, wireless data transmission, pen-based systems, inventory tracking and route accounting directly complements WAI's position in the industrial, governmental and distribution markets for automated data collection.

    MARKETS AND CUSTOMERS

    More than half of Industrial Automation Systems' revenues are generated by the worldwide automotive industry, which purchases integrated manufacturing systems, including machining, body and assembly, grinding systems and stand alone machines to integrate into their own production process. Among customers for such equipment, U.S. and Canadian auto producers currently account for more than 70% of integrated manufacturing systems sales, and manufacturers in Europe account for about 20%. The remainder of sales represents products exported from the Company's production facilities, mostly for installation in Latin America, India and China. Current customers include U.S. based Chrysler, Cummins, Ford, General Motors, Detroit Diesel and Navistar; in foreign markets: Yuchai Diesel, China; Tata (Telco), India; and major Western European auto manufacturers, including BMW/Rover, Fiat, Mercedes Benz, Jaguar, Peugeot, Renault and Volkswagen.

    Intermec's market is extensive because automated data collection represents a technology that can be utilized by a company of any size, and small systems can be installed at very low costs. Intermec uses two different marketing channels: Intermec's direct organization, which serves customers from offices throughout North America and in several European countries; and an indirect sales channel that includes long-time exclusive relationships with international value-added distributors and vertical marketing affiliations with a large number of value-added resellers in the U.S. and abroad.

    COMPETITION

    Strong competition exists both in the domestic and international markets for the products and services of the Industrial Automation Systems segment. Products are sold and projects are won in the marketplace based on price, quality, technology and service. The Company's competitors range in size from those with capital resources comparable to or greater than WAI's, to companies that are significantly smaller.

    The market for high-volume production systems for engines and transmissions in North America and Europe is divided among approximately 10 major competitors and numerous smaller participants. Management estimates that the Company commands the largest share of the U.S. market. Major participants in these businesses include Giddings & Lewis, Inc.'s Integrated Automation Systems, Thyssen Production Systems, Ingersoll Milling and Grob-Werke Gmbh. & Co. KG in high-volume powertrain production systems.

    The market for automated data collection systems is highly competitive and fragmented. Based on independent market surveys, management believes that Intermec is among the larger of the participants in this industry. Principal competitors in the automated data collection industry include Symbol Technologies, Inc., Telxon Corporation and Zebra Technologies Corporation, as well as numerous systems integrators.

METHODS OF DISTRIBUTION

    The Company principally markets its products and services globally through the headquarters and branch offices of its various operations and through independent distributors and resellers. In general, each of the Company's operations is responsible for selecting, implementing and maintaining its own marketing program.

RAW MATERIALS

    The Company uses a wide variety of raw materials in the manufacture of its products and obtains such raw materials from a variety of suppliers. No single supplier provides 10% or more of the Company's raw materials, nor do raw materials from any one supplier generate 10% or more of the Company's consolidated revenues. The Company has no long-term supply agreements relating to raw materials.

WORKING CAPITAL

    The working capital requirements of the Company's divisions and subsidiaries are financed primarily from operations.

PATENTS AND TRADEMARKS

    The Company owns a large number of patents, trademarks and copyrights relating to its manufactured products, which have been secured over a period of years. These patents, trademarks and copyrights have been of value in the growth of the Company's business and may continue to be of value in the future. However, the Company's business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by expiration thereof.

RESEARCH AND DEVELOPMENT

    Expenditures on research and development activities amounted to $88.3 million, $91.0 million, and $94.5 million, in the years ended December 31, 1996, 1995 and 1994, respectively.

SEASONALITY; BACKLOG

    Oilfield Services' backlog seldom exceeds 30% of annual revenues at any time. Sales backlog was $429 million and $359 million at December 31, 1996 and 1995, respectively.

    Backlog at Industrial Automation Systems comes primarily from manufacturing systems businesses, and was $597 million and $581 million at December 31, 1996 and 1995, respectively.

    Although Oilfield Services' operations in any particular geographic area may be affected by seasonal factors, the global nature of its operations tends to reduce overall seasonal effects. The operations of Industrial Automation Systems are not seasonal to any appreciable degree.

ENVIRONMENTAL MATTERS

    During the fiscal year ended December 31, 1996, the amounts incurred in compliance with federal, state and local legislation pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

EMPLOYEES

    As of December 31, 1996, the Company had approximately 14,000 full-time employees, including approximately 8,900 in Oilfield Services and approximately 5,000 in Industrial Automation Systems.

ITEM 2.  PROPERTIES

    The Company owns it's executive offices which are located at 360 North Crescent Drive, Beverly Hills, California. Its principal plants and offices have an aggregate floor area of approximately 5,755,000 square feet, of which 4,426,000 square feet (76.9%) are located in the United States, and 1,329,000 square feet (23.1%) are located outside of the United States, primarily in the United Kingdom and Canada.

    These properties are used by the business segments as follows:

                                                                         SQUARE FEET
                                                                         -----------
Industrial Automation Systems..........................................   2,988,000
Oilfield Services......................................................   2,434,000
Corporate Offices......................................................     333,000
                                                                         -----------
                                                                          5,755,000
                                                                         -----------
                                                                         -----------

    Approximately 4,779,000 square feet (83.0%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

    The Company's plants and offices in the United States are situated in 16 locations in 10 states as follows:

STATE                                                                    SQUARE FEET
-----------------------------------------------------------------------  -----------
Texas..................................................................   2,102,000
Michigan...............................................................     575,000
Pennsylvania...........................................................     459,000
California.............................................................     333,000
Washington.............................................................     312,000
Illinois...............................................................     273,000
Other states...........................................................     372,000
                                                                         -----------
                                                                          4,426,000
                                                                         -----------
                                                                         -----------

    The above-mentioned facilities are in satisfactory condition, suitable for the particular purposes for which they were acquired or constructed and are adequate for present operations.

    The foregoing information excludes Company-held properties leased to others and also excludes plants or offices which, when added to all other Company plants and offices in the same city, have a total floor area of less than 50,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. Although the results of litigation proceedings cannot be predicted with certainty, it is the opinion of the Company's General Counsel that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                                                                                                               PAGE
                                                                                                             ---------
Dividend Information.......................................................................................       F-11
Quarterly Market Information...............................................................................       F-19

ITEM 6.  SELECTED FINANCIAL DATA

                               WESTERN ATLAS INC.

                                                                           FIVE MONTHS       YEAR ENDED
                                              YEAR ENDED DECEMBER 31,         ENDED           JULY 31,
                                          -------------------------------  DECEMBER 31, --------------------
                                            1996       1995       1994        1993        1993       1992
                                          ---------  ---------  ---------  -----------  ---------  ---------
                                                (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Operating Results
  Sales and Service Revenues............  $ 2,582.8  $ 2,225.8  $ 2,165.7   $   856.1   $ 2,006.0  $ 1,981.8
                                          ---------  ---------  ---------  -----------  ---------  ---------
                                          ---------  ---------  ---------  -----------  ---------  ---------
  Earnings (Loss) Before Cumulative
    Effect of a Change in Accounting
    Principle...........................  $   125.7  $    99.8  $    77.7   $  (183.3)  $    83.2  $    75.2
  Cumulative Effect of a Change in
    Accounting Principle (d)............                                                    (10.4)
                                          ---------  ---------  ---------  -----------  ---------  ---------
Net Earnings (Loss).....................  $   125.7  $    99.8  $    77.7   $  (183.3)  $    72.8  $    75.2
                                          ---------  ---------  ---------  -----------  ---------  ---------
                                          ---------  ---------  ---------  -----------  ---------  ---------
Financial Position at Period End
  Total Assets..........................  $ 2,782.9  $ 2,489.2  $ 2,404.1   $ 2,194.0   $ 1,989.6  $ 1,985.6
  Long-term Obligations.................      489.5      535.0      522.3       626.0       104.8      153.2
  Allocated Portion of Litton Debt......                                        100.0       100.0      100.0
  Working Capital.......................      467.6      494.1      400.0       370.5       430.9      371.6
  Current Ratio.........................       1.64       1.91       1.67        1.76        2.23       1.92

Common Share Data (a)
  Earnings (Loss) per Share Before
    Cumulative Effect of a Change in
    Accounting Principle................  $    2.31  $    1.85  $    1.60   $   (4.02)  $    1.77  $    1.60
  Cumulative Effect of a Change in
    Accounting Principle (d)............                                                     (.22)
                                          ---------  ---------  ---------  -----------  ---------  ---------
Net Earnings (Loss) per Share...........  $    2.31  $    1.85  $    1.60   $   (4.02)  $    1.55  $    1.60
                                          ---------  ---------  ---------  -----------  ---------  ---------
                                          ---------  ---------  ---------  -----------  ---------  ---------
Shares Used to Compute Earnings (Loss)
  per Share (b).........................       54.5       53.9       48.6        45.6        47.0       47.0

Other Selected Financial Information
  Return on Average Shareholders'
    Investment (c)......................        8.8%       7.7%       7.3%        3.8%        7.0%       7.7%
  Capital Expenditures..................  $   303.6  $   195.9  $   170.1   $   120.2   $   150.4  $   308.4
  Depreciation and Amortization
    Expense.............................  $   230.7  $   206.8  $   190.1   $    83.2   $   167.7  $   142.8
  Research & Development Expenditures...  $    88.3  $    91.0  $    94.5   $    46.0   $    94.3  $   104.6
  Number of Employees at Period End.....     14,000     13,900     14,200      12,900      14,100     14,600

------------------------

    Western Atlas Inc. became an independent public company on March 17, 1994, upon the distribution of its common stock to the stockholders of Litton Industries, Inc. ("Litton"). The Company's fiscal year-end was changed from July 31 to December 31 in 1994. Interest expense, income taxes and certain general and administrative corporate costs incurred by Litton have been allocated to the Company for all periods presented prior to January 1, 1994.

(a) The Company has not declared dividends on its common stock during these periods.

(b) In millions. The number of common shares outstanding prior to 1994 was based on the weighted-average number of shares of Litton common stock outstanding for fiscal 1993.

(c) The five months ended December 31, 1993 excludes provision for loss on sale of a division and other special charges of $179 million, after tax.

(d) The Company adopted the provisions of SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, in fiscal year 1993. The Company elected immediate recognition of the transition liability.

ITEM 7.  FINANCIAL REVIEW AND ANALYSIS

RESULTS OF OPERATIONS

    Sales and service revenues and segment operating profit for each of the three years ended December 31, were as follows:

                                                                     1996       1995       1994
                                                                   ---------  ---------  ---------
                                                                        (MILLIONS OF DOLLARS)
SALES AND SERVICE REVENUES
Oilfield Services................................................  $   1,403  $   1,268  $   1,182
Industrial Automation Systems....................................      1,180        958        984
                                                                   ---------  ---------  ---------
Total Sales and Service Revenues.................................  $   2,583  $   2,226  $   2,166
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

SEGMENT OPERATING PROFIT
Oilfield Services................................................  $     173  $     158  $     141
Industrial Automation Systems....................................        101         76         81
                                                                   ---------  ---------  ---------
Total Segment Operating Profit...................................  $     274  $     234  $     222
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO 1995

    Total sales and service revenues and segment operating profit increased by 16% and 17%, respectively, and consolidated net earnings increased 26% compared with prior year results.

    Sales and service revenues and operating profit for the Oilfield Services segment increased by 11% and 10%, respectively, when compared to the prior fiscal year. The fastest growth in Oilfield Services came from the Company's seismic operations, where revenues grew by 15% in 1996. Western Geophysical, the world's leading seismic services company, benefited from a number of highly successful non-exclusive surveys, the expansion of its ocean-bottom cable acquisition and processing technology, and its ongoing growth in the global land market. Segment operating profits were impacted by continuing investments in the E&P Services division and the PetroAlliance Services joint venture in the Former Soviet Union ("FSU").

    Sales and service revenues and operating profit for the Industrial Automation Systems segment increased by 23% and 33%, respectively, when compared to the prior year results. Sales and operating profit of the Company's Manufacturing Systems Group were improved over the prior year results, as contracts with lower margins which affected 1995 results were completed and replaced with contracts that yielded higher profit margins. Intermec, the Company's automated data collection division, benefited from the success of new product introductions and higher sales and service revenues under its five-year purchasing agreement with the U.S. Government. Sales backlog for the Industrial Automation Segment was $597 million at December 31, 1996, compared with $581 million at December 31, 1995.

    The Company sold its Material Handling Systems operations in November of 1996 and received cash proceeds of approximately $31 million. The activities of the division were not considered a core business of the Company.

    YEAR ENDED DECEMBER 31, 1995 COMPARED TO 1994

    Total sales and service revenues and segment operating profit increased by 3% and 5%, respectively, and consolidated net earnings increased by 28% compared with prior year results.

    Sales and service revenues and operating profit for the Oilfield Services segment increased by 7% and 12%, respectively, when compared to the prior fiscal year. Operating margins benefited from the improved profitability of seismic services. The improvement in operating margins was partially offset by startup costs of the new E&P Services division, which is building its infrastructure in response to developing customer projects in the U.S. and internationally.

    The assets of the seismic equipment manufacturing operations of the Company's Oilfield Services segment were sold during the second quarter of 1995 for approximately $122 million cash. In June 1995, the Company formed a joint venture to offer seismic, well-logging and integrated project services to local and international oil companies operating in the FSU. The Company paid $21 million cash for 50% of the common equity of the venture, and has contributed other assets in exchange for debt obligations and preferred shares of the venture.

    Sales and service revenues and operating profit for the Industrial Automation Systems segment decreased compared with prior year results. Backlog for this segment was $581 million at December 31, 1995, compared with $415 million at December 31, 1994. The decrease in sales and service revenues from the prior 12-month period resulted from several large programs with automobile customers being completed and shipped near the end of 1994. The automated data collection systems operations increased sales as markets for these products continued to show growth.

    SUBSEQUENT EVENT

    On March 3, 1997, subsequent to fiscal year end 1996, the Company acquired Norand Corporation ("Norand") in a transaction that is being accounted for as a purchase. The preliminary purchase price of approximately $285 million significantly exceeds the estimated net book value of the net assets acquired. The allocation of the estimated purchase price to the net assets of Norand has not been finalized. Norand's fiscal 1996 revenues were approximately $235 million. Norand's leadership in mobile computing, wireless data transmission, pen-based systems, inventory tracking and route accounting activities directly complement WAI's position in the industrial, governmental and distribution markets for automated data collection.

    FOREIGN CURRENCY TRANSACTIONS

    The Company is subject to the effects of international currency fluctuations due to the global nature of its operations. Currency fluctuations did not have a significant impact on operations during fiscal years 1996, 1995 and 1994. It is not possible to predict the Company's exposure to foreign currency fluctuations beyond the near term because revenues generated from particular foreign jurisdictions vary widely over time. The Company hedges transactions from time to time, but the amount and volume of such transactions are not material.

    For fiscal year 1996, the Company derived approximately 46% of its revenues and approximately 51% of its operating profits from non-U.S. operations. However, at December 31, 1996, identifiable assets attributable to foreign operations comprised 33% of total assets (of which the largest components were attributable to European operations). Additionally, most of Oilfield Services' identifiable assets used in generating foreign revenues are not stationary due to the nature of its operations. Therefore, exposure of identifiable assets to foreign currency fluctuations or expropriations is not significant.

    Oilfield Services derived approximately 70% of its revenues from non-U.S. operations in fiscal year 1996. However, a significant amount of such revenues is dollar-denominated. In addition, Oilfield Services has a policy of structuring its contracts, whenever possible, so that revenues denominated in foreign currencies do not exceed planned in-country costs of performing such contracts. Cash in excess of operating requirements is maintained in the U.S.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company had cash and cash equivalents of $165.8 million at December 31, 1996, compared with $116.7 million at December 31, 1995. The increase in capital expenditures in 1996 to $303.6 million compared to $195.9 million in 1995 and $170.1 million in 1994 is a result of ongoing business expansion in the Oilfield Services segment. The Company expects that cash flow from operations, along with available borrowing capacity, will provide the flexibility to meet strategic objectives and the ability to meet working capital requirements. The Company currently has unused credit facilities with a group of banks which permit the Company to borrow up to $400 million. The purchase of Norand was funded using short-term uncommitted borrowing lines and excess cash.

    On September 29, 1994, the Company sold an additional 6.9 million shares of its common stock through an underwritten public offering. Proceeds to the Company of $286.3 million were used to repay $200 million of notes issued in connection with the repurchase of Dresser Industries' minority interest in the Company's Oilfield Services operations, and a portion of the outstanding $130 million principal amount of the four-year term loan.

    The Company conducted a public offering of its debt securities during June, 1994 in the principal amount of $400 million. The proceeds were used to repay previously outstanding credit facilities: a one-year $350 million bank loan, a portion of the remaining bank loans and to pay certain expenses of the offering.

    Net interest expense for fiscal year 1996 was $38.0 million, compared with $41.0 million and $56.2 million for fiscal years 1995 and 1994, respectively. Decreased interest expense in 1996 and 1995 is primarily attributable to the proceeds from the common stock offering mentioned above being used to reduce the Company's debt.

    INFLATION

    In the opinion of management, inflation has not been a significant factor in the markets in which the Company operates and has not had a significant impact on the results of its operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                               PAGE
                                                                                                             ---------
Management's Responsibility for Financial Reporting........................................................  F-1
Independent Auditors' Report...............................................................................  F-2
Consolidated Statements of Income..........................................................................  F-3
Consolidated Balance Sheets................................................................................  F-4
Consolidated Statements of Cash Flows......................................................................  F-5
Notes to Consolidated Financial Statements.................................................................  F-6
Quarterly Financial Information (unaudited)................................................................  F-19

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See the information relating to directors of the Company under the caption "The Election of Directors" in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 1997, which is hereby incorporated by reference.

    The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. The following information indicates the positions and ages of the Company's executive officers at February 13, 1997 and their business experience during the prior five years:

                          POSITION WITH THE COMPANY AND PRINCIPAL BUSINESS AFFILIATIONS DURING PAST FIVE
       NAME          AGE                                      YEARS
-------------------  --- --------------------------------------------------------------------------------
Alton J. Brann       55  Director, Chairman of the Board and Chief Executive Officer of the Company since
                         1994. Prior thereto, Chief Executive Officer of Litton from 1992 to 1994 and
                         President from 1990 to 1994.

John R. Russell      58  Executive Vice President and Chief Operating Officer, Oilfield Services, of the
                         Company since 1994. President of WAII since 1991. Prior thereto, Senior Vice
                         President of Litton and Group Executive of Litton's Resource Exploration
                         Services Group from 1991 to 1994. Chief Executive Officer of WAII from 1991 to
                         1994.

Orval F. Brannan     57  Senior Vice President of the Company since 1994 and President of E & P Services division of WAII since 1995. Senior Vice President of WAII since 1992. Prior thereto, President of WAII's Western Geophysical division from 1991 to 1995.

Michael E. Keane     41  Senior Vice President and Chief Financial Officer since October 1, 1996. Prior thereto, Vice President and Treasurer of the Company from 1994 to September 30,
                         1996. Director of Pensions and Insurance of Litton from 1991 to 1994.

Norman L. Roberts    62  Senior Vice President and General Counsel of the Company since 1994. Prior thereto, Senior Vice President and General Counsel of Litton from 1990 to 1994.

Damir S. Skerl       57  Senior Vice President of the Company since 1994 and President of Western Atlas
                         Logging Services (formerly known as Atlas Wireline) of WAII since 1992. Senior
                         Vice President of WAII since 1992.

Richard C. White     41  Senior Vice President of the Company since May 7, 1996 and President of Western
                         Geophysical division of WAII since 1995. Prior thereto, Vice President of the
                         Company from 1995 to 1996. Chief Operating Officer for the global activities of
                         Western Geophysical from 1994 to 1995, Senior Vice President of its North and
                         South American Operations during 1993 and Vice President of North American
                         Operations in 1992.

Clayton A. Williams  63  Senior Vice President of the Company since May 7, 1996 and Group Executive of the Company's Manufacturing Systems Group since 1995. Prior thereto, Vice
                         President of the Company from December 9, 1995 to May 7, 1996. Vice President of
                         Litton from 1992 to 1995 and President of its Applied Technology division from
                         1990 to 1995.

                          POSITION WITH THE COMPANY AND PRINCIPAL BUSINESS AFFILIATIONS DURING PAST FIVE
       NAME          AGE                                      YEARS
-------------------  --- --------------------------------------------------------------------------------
Charles A. Cusumano  50  Vice President, Finance, of the Company since October 1, 1996. Prior thereto,
                         Vice President and Controller from 1994 to September 30, 1996. Vice President,
                         Finance, of Litton's Industrial Automation Systems Group from 1988 to 1994.

Michael Ohanian      64  Vice President of the Company since May 7, 1996 and President of Intermec
                         Corporation (Intermec) since 1995. Prior thereto, an independent consultant from
                         1994 to 1995 and Vice President, Strategic and Government Programs, of Intermec
                         from 1988 to 1994.

ITEM 11.  EXECUTIVE COMPENSATION

    See the information relating to executive compensation under the captions "Executive Compensation," "Employment and Change in Control Arrangements" and "Retirement Benefits" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 1997, which is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    See the information with respect to beneficial ownership of the Company's voting securities by each director, certain executive officers and all executive officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, under the caption "Security Ownership of Certain Beneficial Owners of Common Stock" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 1997, which is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    See the information with respect to certain relationships and related transactions, under the captions "Information Regarding Indebtedness of Management to the Company" and "Certain Transactions" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 1997, which is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                                 PAGE
                                                                                                               ---------
(a)(1)     Financial Statements
             See Part II

(a)(2)     Financial Statement Schedules                                                                               *

(a)(3)     Executive Compensation Plans and Arrangements                                                              15

(b)        Reports on Form 8-K
             There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1996.

(c)        Index to Exhibits                                                                                          E1

------------------------

* All schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

                               WESTERN ATLAS INC.
                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                                                                                         REPORT WITH WHICH
                              DESCRIPTION                                 EXHIBIT NO.    EXHIBIT WAS FILED
------------------------------------------------------------------------  -----------  ----------------------
Employee Benefits Agreement dated as of March 17, 1994, between Litton          10.3   March 31, 1994
 Industries, Inc., and Western Atlas Inc.                                              Form 10-Q

Change in Control Employment Agreements dated as of March 17, 1994,             10.7   March 31, 1994
 between Western Atlas Inc., and each of Alton J. Brann, John R. Russell               Form 10-Q
 and Norman L. Roberts.

Change in Control Employment Agreements dated as of November 16, 1995,          10.8   December 31, 1995
 between Western Atlas Inc., and each of Orval F. Brannan and Damir S.                 Form 10-K
 Skerl.

Western Atlas International, Inc. Benefit Restoration Plan.                    10.10   Form 10
                                                                                       Amendment No. 2

Western Atlas International, Inc., Supplemental Retirement Plan.               10.11   Form 10
                                                                                       Amendment No. 1

Supplemental Retirement Agreement between Western Atlas Inc. and Alton         10.12   March 31, 1994
 J. Brann dated March 17, 1994.                                                        Form 10-Q

Western Atlas Inc. Restoration Plan.                                           10.13   Form 10
                                                                                       Amendment No. 2

Resolutions adopted by Board of Directors of Western Atlas Inc. on March       10.14   March 31, 1994
 17, 1994 with respect to the Incentive Loan Program and form of                       Form 10-Q
 promissory note to evidence loans made thereunder.

Western Atlas Inc. Individual Performance Award Plan.                          10.16   December 31, 1994
                                                                                       Form 10-K

Western Atlas Inc. 1995 Incentive Compensation Plan.                           10.17   December 31, 1994
                                                                                       Form 10-K

Western Atlas Inc. Supplemental Executive Retirement Plan.                     10.18   December 31, 1995
                                                                                       Form 10-K

Employment Agreement dated as of December 9, 1995, between Western Atlas       10.19   December 31, 1995
 Inc., and Clayton A. Williams.                                                        Form 10-K

Western Atlas Inc. 1993 Stock Incentive Plan, as amended on February 13,       10.20   December 31, 1995
 1996.                                                                                 Form 10-K

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WESTERN ATLAS INC.

                                                   /s/ MICHAEL E. KEANE

                                          --------------------------------------

                                                     Michael E. Keane
                                                SENIOR VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

March 18, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      /s/ PAUL BANCROFT, III
-----------------------------------  Director                   March 18, 1997
        Paul Bancroft, III,

        /s/ ALTON J. BRANN           Director, Chairman of
-----------------------------------   the Board and Chief       March 18, 1997
          Alton J. Brann,             Executive Officer

        /s/ JOSEPH T. CASEY
-----------------------------------  Director                   March 18, 1997
         Joseph T. Casey,

      /s/ WILLIAM C. EDWARDS
-----------------------------------  Director                   March 18, 1997
        William C. Edwards,

      /s/ CLAIRE W. GARGALLI
-----------------------------------  Director                   March 18, 1997
        Claire W. Gargalli,

         /s/ ORION L. HOCH
-----------------------------------  Director                   March 18, 1997
          Orion L. Hoch,

       /s/ STEVEN B. SAMPLE
-----------------------------------  Director                   March 18, 1997
         Steven B. Sample,

      /s/ CHARLES A. CUSUMANO        Vice President, Finance
-----------------------------------   (Chief Accounting         March 18, 1997
       Charles A. Cusumano,           Officer)

WESTERN ATLAS INC.
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

    The consolidated financial statements of Western Atlas Inc. and subsidiaries and related financial information included in this Annual Report, have been prepared by the Company, whose management is responsible for their integrity. These statements, which necessarily reflect estimates and judgments, have been prepared in conformity with generally accepted accounting principles.

    The Company maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. As part of this system, the Company has an internal audit staff to monitor the compliance with and the effectiveness of established procedures.

    The consolidated financial statements have been audited by Deloitte & Touche LLP, independent certified public accountants, whose report appears on page F-2.

    The Audit and Compliance Committee of the Board of Directors, which consists solely of directors who are not employees of the Company, meets periodically with management, the independent auditors and the Company's internal auditors to review the scope of their activities and reports relating to internal controls and financial reporting matters. The independent and internal auditors have full and free access to the Audit and Compliance Committee and meet with the Committee both with and without the presence of Company management.

/s/ MICHAEL E. KEANE
Michael E. Keane
SENIOR VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
February 13, 1997

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Western Atlas Inc.
Beverly Hills, California

    We have audited the accompanying consolidated balance sheets of Western Atlas Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Western Atlas Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Los Angeles, California

February 13, 1997

                               WESTERN ATLAS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                            YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                       1996          1995          1994
                                                    -----------   -----------   -----------
                                                    (THOUSANDS OF DOLLARS, EXCEPT PER SHARE
                                                                   AMOUNTS)

Sales and Service Revenues........................  $ 2,582,790   $ 2,225,779   $ 2,165,682
                                                    -----------   -----------   -----------
Costs and Expenses
  Cost of sales (exclusive of depreciation and
    amortization shown below).....................    1,788,729     1,524,239     1,496,837
  Selling, general and administrative.............      315,941       285,877       289,231
  Depreciation and amortization...................      230,658       206,824       190,148
  Interest -- net.................................       38,020        41,042        56,182
                                                    -----------   -----------   -----------
Total Costs and Expenses..........................    2,373,348     2,057,982     2,032,398
                                                    -----------   -----------   -----------
Earnings before Taxes on Income...................      209,442       167,797       133,284
Taxes on Income...................................      (83,777)      (67,958)      (55,543)
                                                    -----------   -----------   -----------
Net Earnings......................................  $   125,665   $    99,839   $    77,741
                                                    -----------   -----------   -----------
                                                    -----------   -----------   -----------
Net Earnings per Share............................        $2.31         $1.85         $1.60
                                                    -----------   -----------   -----------
                                                    -----------   -----------   -----------

          See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1996          1995
                                                                                        ------------  ------------
                                                                                          (THOUSANDS OF DOLLARS)
                                                      ASSETS
Current Assets
  Cash and cash equivalents...........................................................  $    165,763  $    116,715
  Accounts receivable less allowance for doubtful accounts of $24,955 (1996)
    and $18,488 (1995)................................................................       755,507       612,336
  Inventories less progress billings..................................................       137,158       150,855
  Deferred tax assets.................................................................        96,685       117,189
  Other prepaid expenses..............................................................        38,822        39,385
                                                                                        ------------  ------------
Total Current Assets..................................................................     1,193,935     1,036,480
Property, Plant and Equipment, Net....................................................       824,760       723,648
Goodwill and Other Intangibles, Net of Amortization of $68,931 (1996)
  and $61,466 (1995)..................................................................       454,914       462,873
Geophysical Data and Other Assets.....................................................       309,267       266,211
                                                                                        ------------  ------------
Total Assets..........................................................................  $  2,782,876  $  2,489,212
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                     LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable....................................................................  $    498,145  $    380,569
  Payrolls and related expenses.......................................................       147,714       137,739
  Notes payable and current portion of long-term obligations..........................        80,516        24,106
                                                                                        ------------  ------------
Total Current Liabilities.............................................................       726,375       542,414
                                                                                        ------------  ------------
Long-term Obligations.................................................................       489,461       535,034
                                                                                        ------------  ------------
Deferred Tax Liabilities..............................................................        31,162        28,760
                                                                                        ------------  ------------
Other Long-term Liabilities...........................................................        32,940        26,157
                                                                                        ------------  ------------
Commitments and Contingencies

Shareholders' Investment
  Common stock; shares outstanding: 53,692,160 (1996)
    and 53,235,488 (1995).............................................................        53,692        53,235
  Preferred stock (25,000,000 shares authorized)
  Additional paid-in capital..........................................................     1,145,306     1,129,417
  Retained earnings...................................................................       291,458       165,793
  Cumulative currency translation adjustment..........................................        12,482         8,402
                                                                                        ------------  ------------
Total Shareholders' Investment........................................................     1,502,938     1,356,847
                                                                                        ------------  ------------
Total Liabilities and Shareholders' Investment........................................  $  2,782,876  $  2,489,212
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                              1996         1995          1994
                                                                           -----------  -----------  -------------
                                                                                   (THOUSANDS OF DOLLARS)

Cash and Cash Equivalents at Beginning of Year...........................  $   116,715  $    42,094  $      25,611
                                                                           -----------  -----------  -------------
Cash Flows from Operating Activities:
  Net earnings...........................................................      125,665       99,839         77,741
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization........................................      230,658      206,824        190,148
    Change in accounts receivable........................................     (190,137)       5,047         (7,559)
    Change in inventories................................................       16,417      (31,164)        22,841
    Change in accounts payable...........................................      100,627      (30,391)       (54,252)
    Change in payrolls and related expenses..............................        2,684         (303)        36,353
    Reimbursement for shutdown of certain acquired operations............                    20,000         48,838
    Other operating activities...........................................       41,485      (16,191)        12,107
                                                                           -----------  -----------  -------------
    Net cash provided by operating activities............................      327,399      253,661        326,217
                                                                           -----------  -----------  -------------
Cash Flows from Investing Activities:
  Capital expenditures...................................................     (303,594)    (195,945)      (170,107)
  Geophysical data, net..................................................      (51,450)     (41,624)       (23,238)
  Proceeds from sale of businesses.......................................       43,151      122,000         37,000
  Acquisition of businesses net of cash acquired.........................         (890)     (26,016)       (98,955)
  Other investing activities.............................................       14,921         (906)        (8,029)
                                                                           -----------  -----------  -------------
    Net cash used in investing activities................................     (297,862)    (142,491)      (263,329)
                                                                           -----------  -----------  -------------
Cash Flows from Financing Activities:
  Proceeds from issuance of common stock.................................       16,346        9,838        293,360
  Repayment of long-term obligations.....................................       (3,817)     (38,833)    (1,250,588)
  Proceeds from issuance of long-term obligations........................        2,148       12,105        960,000
  Other financing activities.............................................        4,834      (19,659)       (49,177)
                                                                           -----------  -----------  -------------
    Net cash provided by (used in) financing activities..................       19,511      (36,549)       (46,405)
                                                                           -----------  -----------  -------------
Resulting in Increase in Cash and Cash Equivalents.......................       49,048       74,621         16,483
                                                                           -----------  -----------  -------------
Cash and Cash Equivalents at End of Year.................................  $   165,763  $   116,715  $      42,094
                                                                           -----------  -----------  -------------
                                                                           -----------  -----------  -------------

          See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  SIGNIFICANT ACCOUNTING POLICIES

    GENERAL INFORMATION. Western Atlas Inc. ("WAI" or the "Company") became an independent public company on March 17, 1994 (the "Distribution Date") when its common stock was distributed to stockholders of Litton Industries, Inc. ("Litton") in the form of a dividend (the "Distribution"). All of the WAI common stock was distributed to Litton stockholders on the basis of one share of WAI common stock for each share of Litton common stock held of record as of March 14, 1994.

    NATURE OF OPERATIONS. WAI concentrates primarily on information technology and is one of the world's leading oilfield information services and industrial automation companies. The Company's Oilfield Services business segment provides land and marine seismic, well-logging, and reservoir description and management services for a worldwide client base. Oilfield Services' principal customers are private sector and government-owned oil companies, and approximately 70% of its revenues are generated by activities outside of the United States. The Industrial Automation Systems segment of the Company provides integrated manufacturing and automated data collection systems. Customers include the automotive and off-road vehicle industries, retail and wholesale distribution companies, manufacturing industries and government agencies.

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include those of the Company, its subsidiaries and companies in which WAI has a controlling interest. Investments in companies over which WAI has influence but not a controlling interest are accounted for using the equity method. All material intercompany transactions have been eliminated.

    EARNINGS PER SHARE. Earnings per share computations are based on the weighted-average number of common shares outstanding and common stock equivalents with dilutive effects. The December 31, 1996, 1995 and 1994 computations were based on 54,450,546, 53,893,670 and 48,632,062 weighted-average shares, respectively.

    CASH EQUIVALENTS. The Company considers securities purchased within three months of their date of maturity to be cash equivalents.

    INVENTORIES. Inventories are stated at the lower of cost (first-in, first-out method) or market.

    REVENUE RECOGNITION. Revenues are generally recognized when products are shipped or as services are performed. Revenues and profits on long-term contracts associated with the Company's Industrial Automation Systems operations are recorded under the percentage-of-completion method of accounting. Any anticipated losses on contracts are charged to operations as soon as they are determinable. General and administrative costs are expensed as incurred.

    GEOPHYSICAL DATA. Costs incurred in the creation of Company-owned geophysical data, included (net of advances from customers) in geophysical data and other assets, are capitalized and amortized over the anticipated sales which the Company expects to realize from licensing of such data.

    RESEARCH AND DEVELOPMENT. Research and development costs are charged to expense as incurred. Worldwide expenditures on research and development activities amounted to $88.3 million, $91.0 million and $94.5 million, in the years ended December 31, 1996, 1995 and 1994, respectively.

    PROPERTY, PLANT AND EQUIPMENT. Investment in property, plant and equipment is stated at cost. Depreciation, computed generally by the straight-line method for financial reporting purposes, is provided over the estimated useful lives of the related assets.

    INCOME TAXES. The Company measures tax assets and liabilities based on a balance sheet approach. Tax assets and liabilities are stated at the tax rate in effect when the estimated assets and liabilities will be realized. For further discussion of accounting policies for taxes see Note G.

    CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit quality institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company's customer base, thus spreading the trade credit risk.

    FOREIGN CURRENCIES. The currency effects of translating the financial statements of those non-U.S. entities of the Company which operate in local currency environments are included in the "cumulative currency translation adjustment" component of shareholders' investment. Currency transaction gains and losses are included in the Consolidated Statements of Income and were not material for any periods presented herein.

    GOODWILL AND OTHER INTANGIBLES. For financial statement purposes, goodwill is generally amortized using the straight-line method over its estimated useful life, not exceeding 40 years. The Company assesses the recoverability of goodwill at the end of each fiscal year or more often as circumstances warrant. Factors considered in evaluating recoverability include management's plans with respect to the operations to which the goodwill relates, particularly the historical earnings and projected undiscounted cash flows of such operations.

    ENVIRONMENTAL COSTS. Provisions for environmental costs are recorded when the Company determines its responsibility for remedial efforts and such amounts are reasonably estimable.

    RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B:  BUSINESS ACQUISITIONS, INVESTMENTS AND DISPOSITIONS

    ACQUISITIONS AND INVESTMENTS

    Subsequent to fiscal year end 1996, the Company entered into an agreement to acquire Norand Corporation ("Norand") in a transaction that will be accounted for as a purchase. The preliminary purchase price of approximately $285 million substantially exceeds the estimated net book value of the net assets to be acquired. The allocation of the estimated purchase price to the net assets of Norand has not been finalized. The purchase of Norand will be funded using short-term uncommitted borrowing lines and excess cash. Norand is involved in mobile computing, wireless data transmission technology, pen-based systems, inventory tracking and route accounting activities.

    The Company made several acquisitions and investments during 1995, including 50% of PetroAlliance Services, a joint venture offering seismic, well-logging and integrated project services to local and international oil companies operating in the former Soviet Union; 49% of Honsberg, a German machine tool maker; and Cranfield Precision Engineering, a grinding technology company located in the United Kingdom. These 1995 acquisitions and several smaller 1996 acquisitions are integral to the Company's goals, though not material in the aggregate to the Company's consolidated financial statements.

    In January 1994, the Company acquired from the Halliburton Company substantially all of the assets (except real property) of its Geophysical Services business for $204 million. The acquisition has been accounted for by the purchase method.

    In January 1994, the Company acquired Dresser Industries, Inc.'s 29.5% minority interest in Oilfield Services for a total purchase price of $558 million. The purchase price includes goodwill of approximately $277 million, which is being amortized on a straight-line basis over a period of 40 years.

    DISPOSITIONS

    The Company sold its Material Handling Systems operations in November of 1996 and received cash proceeds of approximately $31 million. The activities of the division were not considered a core business of the Company.

    The assets of the seismic equipment manufacturing operations of the Company's Oilfield Services segment were sold during the second quarter of 1995 for approximately $122 million cash. As part of the sales agreement, the Company entered into a commitment with the buyer to purchase $350 million of equipment. The remaining equipment purchase commitment is approximately $191 million as of December 31, 1996. The excess of the sales price over the net book value of the assets sold was deferred and is being amortized as the Company purchases products from the buyer.

NOTE C:  CASH AND CASH EQUIVALENTS, DEBT AND INTEREST

    Cash and cash equivalents amounted to $165.8 million and $116.7 million at December 31, 1996 and December 31, 1995, respectively, and consisted mainly of time deposits and commercial paper.

    Notes payable and long-term obligations consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
                                                                        (THOUSANDS OF DOLLARS)
Notes, interest at 7.875%, due 2004...................................  $  250,000  $  250,000
Debentures, interest at 8.55%, due 2024...............................     150,000     150,000
Notes, interest at 5.65%, due 1997 and 1998...........................      96,921      96,921
Short-term notes payable with average interest at 6.81% (1996) and
  6.89% (1995)........................................................      30,647      23,786
Postretirement benefit obligations....................................      21,158      20,613
Other, with average interest at 4.5% (1996) and 4.0% (1995), due
  through 2005........................................................      21,251      17,820
                                                                        ----------  ----------
                                                                           569,977     559,140
Less short-term notes payable and current portion of
  long-term obligations...............................................      80,516      24,106
                                                                        ----------  ----------
                                                                        $  489,461  $  535,034
                                                                        ----------  ----------
                                                                        ----------  ----------

    Notes payable and long-term obligations at December 31, 1996 mature as follows:

                                                                          (THOUSANDS OF DOLLARS)
Year Ending December 31,
  1997..................................................................  $            80,516
  1998..................................................................               49,687
  1999..................................................................                  971
  2000..................................................................                  450
  2001..................................................................                  382
Thereafter..............................................................              437,971
                                                                                     --------
                                                                          $           569,977
                                                                                     --------
                                                                                     --------

    The Company has a credit agreement which provides for revolving credit of up to $400 million, all of which was available for the Company's general use as of December 31, 1996. The purchase of Norand, as described in Note B, will be funded in part by using a $200 million short-term uncommitted borrowing line established in February of 1997.

    The Company is in compliance with its various debt and credit covenants, which relate to the Company's incurrence of debt, mergers, consolidations and sale of assets and require the Company to satisfy certain ratios related to tangible net worth, debt-to-equity and interest coverage.

    Financial instruments on the Company's Consolidated Balance Sheet include accounts receivable, accounts payable, and payrolls and related expenses, which approximate their market values due to their short maturity. The $570 million of notes payable and long-term obligations had an estimated fair market value of $605 million as of December 31, 1996, based primarily on quoted market prices. As discussed in Note I, the Company also has off-balance-sheet guarantees and letter-of-credit agreements with face values totaling $185 million at December 31, 1996 relating principally to the guarantee of future performance on contracts.

    Net interest expense is composed of the following:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                   (THOUSANDS OF DOLLARS)
Interest expense.............................................  $  43,919  $  45,713  $  60,042
Interest income..............................................     (5,899)    (4,671)    (3,860)
                                                               ---------  ---------  ---------
Net interest expense.........................................  $  38,020  $  41,042  $  56,182
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The Company made interest payments of $43.0 million, $44.3 million and $49.9 million in the years ended December 31, 1996, 1995 and 1994, respectively. Capitalized interest costs in each of the periods presented were not material.

NOTE D:  ACCOUNTS RECEIVABLE AND INVENTORIES

    Following are the details of accounts receivable:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
                                                                        (THOUSANDS OF DOLLARS)
Trade receivables.....................................................  $  477,181  $  415,905
Notes receivable (see Note J).........................................      16,568      55,837
Receivables related to long-term contracts
  Amounts billed......................................................      49,538      65,352
  Unbilled recoverable costs and accrued profit on progress completed
    and retentions....................................................     212,220      75,242
                                                                        ----------  ----------
                                                                        $  755,507  $  612,336
                                                                        ----------  ----------
                                                                        ----------  ----------

    The unbilled recoverable costs and retentions at December 31, 1996 are expected to be entirely billed and collected in fiscal year 1997.

    Summarized below are the components of inventory balances:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
                                                                        (THOUSANDS OF DOLLARS)
Raw materials and work in process.....................................  $  101,123  $  112,336
Finished goods........................................................      25,296      26,398
Inventoried costs related to long-term contracts......................      35,062      33,549
Less progress billings................................................     (24,323)    (21,428)
                                                                        ----------  ----------
Net inventories.......................................................  $  137,158  $  150,855
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE E:  PROPERTY, PLANT AND EQUIPMENT

    Investment in property, plant and equipment consists of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1996          1995
                                                                    ------------  ------------
                                                                      (THOUSANDS OF DOLLARS)
Property, plant and equipment, at cost............................
  Land............................................................  $     58,623  $     59,023
  Buildings.......................................................       236,532       235,672
  Machinery and equipment.........................................     1,117,987     1,042,118
  Investment in E&P projects......................................        33,073
Less accumulated depreciation.....................................      (621,455)     (613,165)
                                                                    ------------  ------------
Net investment in property, plant and equipment...................  $    824,760  $    723,648
                                                                    ------------  ------------
                                                                    ------------  ------------

    The net book value of assets utilized under capital leases was not material at December 31, 1996 and 1995.

    The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:

Buildings..............................................  10 - 45 years
Land improvements and building improvements............   2 - 20 years
Machinery and equipment................................   2 - 15 years

    As of December 31, 1996, minimum rental commitments under noncancellable operating leases were:

                                                                             OPERATING LEASES
                                                                          -----------------------
                                                                          (THOUSANDS OF DOLLARS)
Year Ending December 31,
  1997..................................................................  $            12,887
  1998..................................................................                9,375
  1999..................................................................                7,167
  2000..................................................................                5,948
  2001..................................................................                3,642
Thereafter..............................................................                7,223
                                                                                      -------
                                                                          $            46,242
                                                                                      -------
                                                                                      -------

    Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $83.5 million, $85.2 million and $94.3 million, for the years ended December 31, 1996, 1995 and 1994, respectively. The minimum future rentals receivable under subleases and the contingent rental expenses were not significant.

NOTE F:  SHAREHOLDERS' INVESTMENT

    Changes in shareholders' investment are summarized below:

                                                                                 CUMULATIVE
                                                       ADDITIONAL                 CURRENCY        NET          TOTAL
                                            COMMON       PAID-IN     RETAINED    TRANSLATION  INVESTMENT   SHAREHOLDERS'
                                             STOCK       CAPITAL     EARNINGS    ADJUSTMENT    BY LITTON    INVESTMENT
                                          -----------  -----------  -----------  -----------  -----------  -------------
                                                                      (THOUSANDS OF DOLLARS)
BALANCE, DECEMBER 31, 1993..............                                                       $ 957,853    $   957,853
  Net earnings to distribution date.....                                                          11,787         11,787
  Net transactions with Litton..........                                                         (71,742)       (71,742)
  Issuance of common stock to Western
    Atlas shareholders..................   $  45,816    $ 843,102                 $   8,980     (897,898)
  Net earnings from distribution date to
    December 31, 1994...................                             $  65,954                                   65,954
  Stock options exercised...............         209        6,861                                                 7,070
  Issuance of common stock..............       6,900      279,390                                               286,290
  Other capital transactions............                   (9,464)                                               (9,464)
  Currency translation adjustment.......                                                577                         577
                                          -----------  -----------  -----------  -----------  -----------  -------------
BALANCE, DECEMBER 31, 1994..............      52,925    1,119,889       65,954        9,557       --          1,248,325
  Net earnings..........................                                99,839                                   99,839
  Stock options exercised...............         310        9,528                                                 9,838
  Currency translation adjustment.......                                             (1,155)                     (1,155)
                                          -----------  -----------  -----------  -----------  -----------  -------------
BALANCE, DECEMBER 31, 1995..............      53,235    1,129,417      165,793        8,402       --          1,356,847
  Net earnings..........................                               125,665                                  125,665
  Stock options exercised...............         434       14,771                                                15,205
  Other capital transactions............          23        1,118                                                 1,141
  Currency translation adjustment.......                                              4,080                       4,080
                                          -----------  -----------  -----------  -----------  -----------  -------------
BALANCE, DECEMBER 31, 1996..............   $  53,692    $1,145,306   $ 291,458    $  12,482       --        $ 1,502,938
                                          -----------  -----------  -----------  -----------  -----------  -------------
                                          -----------  -----------  -----------  -----------  -----------  -------------

    At December 31, 1996, there were authorized 150 million shares of common stock, par value $1.00, and 25 million shares of preferred stock, par value $1.00. No cash dividends were paid on the common stock in the fiscal year ended December 31, 1996.

    STOCK OPTION INFORMATION

    The Company has a stock option plan which provides for the grant of incentive awards to officers and other key employees. Incentive awards are granted in the form of stock options at a price equal to the fair market value of the Company's common stock on the date of grant, at terms not exceeding 12 years. The Company also has a Director Stock Option Plan which provides for the grant of stock options to the Company's non-employee directors. Under this plan, stock options are granted annually at the fair market value of the Company's common stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options become fully exercisable on the first anniversary of their grant. Under these plans, there were 1,098,528 and 1,072,216 options exercisable as of December 31, 1996 and 1995, respectively, and 1,461,066 available for grant as of December 31, 1996.

    The following table summarizes the shares of the Company's stock option plans:

                                                                             WEIGHTED-AVERAGE
                                                                 NUMBER OF    EXERCISE PRICE
                                                                   SHARES        PER SHARE
                                                                 ----------  -----------------
Options granted pursuant to the Distribution, March 17, 1994...   2,323,491      $   20.31
  Granted......................................................     680,000          43.49
  Exercised....................................................    (212,518)         19.70
  Canceled.....................................................     (38,980)         21.79
                                                                 ----------
Outstanding at December 31, 1994...............................   2,751,993          25.87
                                                                 ----------
1995
  Granted......................................................     580,500          42.89
  Exercised....................................................    (310,839)         18.74
  Canceled.....................................................    (154,270)         36.13
                                                                 ----------
Outstanding at December 31, 1995...............................   2,867,384          29.54
                                                                 ----------
1996
  Granted......................................................     614,600          58.03
  Exercised....................................................    (441,327)         17.64
  Canceled.....................................................     (74,005)         39.47
                                                                 ----------
Outstanding at December 31, 1996...............................   2,966,652          36.96
                                                                 ----------
                                                                 ----------

    Outstanding stock option data as of December 31, 1996:

                                                   OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   ---------------------------------------------------  ------------------------------
                                                 WEIGHTED-AVERAGE                                    WEIGHTED-AVERAGE
                                                     REMAINING       WEIGHTED-AVERAGE                    EXERCISE
RANGE OF EXERCISE PRICES           OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE    EXERCISABLE        PRICE
---------------------------------  -----------  -------------------  -----------------  -----------  -----------------
$10.17 to $19.19.................     491,250             3.96           $   13.54         369,980       $   13.11
 20.25 to 25.89..................     259,940             4.41               23.24         225,000           23.05
 27.58 to 34.88..................     463,132             5.34               28.35         338,998           28.23
 37.09 to 42.43..................     602,800             7.96               41.78          77,000           39.52
 42.94 to 49.94..................     553,430             8.33               43.42          87,550           43.66
 57.75 to 67.81..................     596,100             9.62               58.04

    The weighted-average fair value of stock options granted during 1996 and 1995 were $12.8 million and $8.6 million, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in

1996 and 1995, respectively: risk-free interest rates of 6.4% and 6.6%, expected life of five years for both years; and expected volatility of 26% and 23%, determined from historical stock price fluctuations. There is no assurance that the assumptions used in determining the fair values of stock options will prove true in the future. The actual value of the options depends on several factors, including the actual market price of the common stock on the date of exercise. Changes in any of these factors as well as fluctuations in the market price of the Company's common stock will cause the actual value of these options to vary from the theoretical value indicated above.

    EMPLOYEE STOCK PURCHASE PLAN

    Under the 1996 Employee Stock Purchase Plan, the Company is authorized to sell up to 2.5 million shares of common stock to its eligible full-time employees. Under the terms of the Plan, employees can choose each biannual offering period to have up to 8% of their annual earnings withheld to purchase the Company's common stock up to a maximum amount of $21,250 per calendar year. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. The Company sold 36,975 shares under the Plan in 1996, with approximately 20% of eligible employees participating. The weighted-average fair value of purchase rights granted in 1996 was $471,800. The fair value of the stock purchase rights was determined using the same method and parameters for stock option grants described above, except for the use of an expected life equal to the purchase window period. As previously noted, the actual value of purchase rights may vary from the theoretical value determined using the Black-Scholes option pricing model.

    PRO FORMA COMPENSATION COST DISCLOSURE

    The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards or grants of stock purchase rights. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net income and earnings per share for 1996 and 1995 would have been $122.8 million and $98.8 million, respectively, and $2.26 and $1.83, respectively. The actual pro forma impact on net income and earnings per share may differ from the theoretical valuation determined using the Black-Scholes option pricing model, due to factors previously noted. Further, the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995. Therefore, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    SHAREHOLDER RIGHTS PLAN

    On August 17, 1994, the Company's Board of Directors adopted a Share Purchase Rights Plan and, in accordance with such Plan, declared a dividend of one preferred share purchase right for each outstanding share of Company common stock, payable August 31, 1994 to shareholders of record on that date. The Plan will cause substantial dilution to a party that attempts to acquire the Company in a manner or on terms not approved by the Board of Directors, except pursuant to an offer conditioned on a substantial number of rights being acquired.

    The rights, which do not have voting rights and are not entitled to dividends until such time as they become exercisable, expire in August 2004.

NOTE G:  TAXES ON INCOME

    See Note K for earnings by geographic area.

    The components of taxes on income consist of the following provisions (benefits):

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                   (THOUSANDS OF DOLLARS)
Currently Payable:
  U.S. taxes.................................................  $   8,830  $  29,807  $   3,974
  International taxes........................................     52,041     46,611     44,740
                                                               ---------  ---------  ---------
                                                                  60,871     76,418     48,714
                                                               ---------  ---------  ---------
Deferred:
  U.S. taxes.................................................     23,272     (7,759)     3,619
  International taxes........................................       (366)      (701)     3,210
                                                               ---------  ---------  ---------
                                                                  22,906     (8,460)     6,829
                                                               ---------  ---------  ---------
                                                               $  83,777  $  67,958  $  55,543
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Deferred taxes result from the effect of transactions which are recognized in different periods for financial and tax reporting purposes and relate primarily to employee benefits, depreciation and other valuation allowances.

    The primary components of the Company's deferred tax assets and liabilities are as follows:

                                                    DECEMBER 31, 1996      DECEMBER 31, 1995
                                                   --------------------  ---------------------
                                                     ASSET    LIABILITY    ASSET     LIABILITY
                                                   ---------  ---------  ----------  ---------
                                                             (THOUSANDS OF DOLLARS)
Accrued liabilities..............................  $  67,831             $   50,136
Foreign tax credit carryover.....................                            30,176
Receivables and inventory........................     18,016                 16,335
Retiree medical benefits.........................      7,944                  8,869
Pensions.........................................             $  12,445              $   4,594
Accelerated depreciation.........................                13,571                 15,050
Other items......................................      2,894      5,146      11,673      9,116
                                                   ---------  ---------  ----------  ---------
                                                   $  96,685  $  31,162  $  117,189  $  28,760
                                                   ---------  ---------  ----------  ---------
                                                   ---------  ---------  ----------  ---------

    The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1996       1995       1994
                                                               ---------  ---------  ---------
                                                                   (THOUSANDS OF DOLLARS)
Tax at U.S. statutory rate...................................  $  73,305  $  58,729  $  46,769
State income taxes net of Federal benefit....................      2,438      2,321      1,869
Amortization of nondeductible goodwill.......................      4,747      4,442      3,151
Foreign earnings taxed at other than U.S. statutory rate.....         60        100      3,794
Other items..................................................      3,227      2,366        (40)
                                                               ---------  ---------  ---------
                                                               $  83,777  $  67,958  $  55,543
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The Company made tax payments of $56.0 million, $70.5 million and $48.0 million, in fiscal years ended December 31, 1996, 1995 and 1994, respectively.

NOTE H:  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

    PENSION BENEFITS

    The Company has retirement and pension plans which cover most of its employees. Most of the Company's U.S. employees are covered by either a defined contribution plan or by a contributory defined benefit plan.

    The Company contributes an amount based on the net earnings of Oilfield Services in accordance with a defined contribution plan generally available to employees of Oilfield Services. Under a contributory defined benefit plan generally available to U.S. employees of Industrial Automation Systems and the corporate office, the Company makes annual contributions to the extent such contributions are actuarially determined.

    The Company also has defined contribution voluntary savings programs generally available for U.S. employees, which are intended to qualify under
Section 401(k) of the Internal Revenue Code. These plans are designed to enhance the retirement programs of participating employees. Under these plans, the Company matches up to 50% of a certain portion of participants' contributions.

    The Company's non-U.S. subsidiaries also have retirement and savings plans for long-term employees. The pension liabilities and their related costs are computed in accordance with the laws of the individual nations and appropriate actuarial practices.

    U.S. PENSION PLANS

    A summary of the components of net periodic pension cost for the U.S. defined benefit plans and defined contribution plans for the years ended December 31, 1996, 1995 and 1994, is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               1996        1995        1994
                                                            ----------  ----------  ----------
                                                                  (THOUSANDS OF DOLLARS)
Defined benefit plans
  Service cost -- benefits earned during the period.......  $    6,507  $    4,565  $    3,903
  Interest cost on projected benefit obligation...........      10,444       9,890       8,100
  Actual return on plan assets............................     (41,727)    (58,985)     (3,562)
  Net amortization and deferral...........................      19,409      37,264     (16,116)
                                                            ----------  ----------  ----------
  Net periodic pension income.............................      (5,367)     (7,266)     (7,675)
Defined contribution plans................................      35,775      32,835      27,820
                                                            ----------  ----------  ----------
  Net periodic pension cost...............................  $   30,408  $   25,569  $   20,145
                                                            ----------  ----------  ----------
                                                            ----------  ----------  ----------

    Actuarial assumptions for the Company's U.S. defined benefit plans included an expected long-term rate of return on plan assets of 9 1/4% for fiscal years 1996 and 1995. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7 1/2% at December 31, 1996 and 1995. The rate of increase in future compensation levels was 5% at December 31, 1996 and 1995.

    The following table sets forth the funded status of the Company's U.S. plans and amounts recognized in the Company's balance sheet at December 31, 1996 and 1995.

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1996         1995
                                                                      -----------  -----------
                                                                       (THOUSANDS OF DOLLARS)
Actuarial present value of benefit obligations
  Vested benefit obligation.........................................  $  (130,049) $  (127,451)
                                                                      -----------  -----------
                                                                      -----------  -----------
  Accumulated benefit obligation....................................  $  (131,020) $  (128,166)
                                                                      -----------  -----------
                                                                      -----------  -----------
  Projected benefit obligation......................................  $  (146,108) $  (141,186)
Fair value of plan assets...........................................      267,956      234,874
Unrecognized net transition asset...................................      (16,360)     (18,678)
Unrecognized net gain...............................................      (91,947)     (63,496)
                                                                      -----------  -----------
Prepaid pension cost................................................  $    13,541  $    11,514
                                                                      -----------  -----------
                                                                      -----------  -----------

    The above table includes prepaid pension cost presented net of pension liabilities for plans in which accumulated benefits exceed plan assets. As of December 31, 1996 and 1995, these liabilities amounted to $18.4 million and $10.9 million, respectively.

    Plan assets consist primarily of equity securities and U.S. Government securities. The excess of plan assets over the projected benefit obligation at August 1, 1986 (when the Company adopted SFAS No. 87) and subsequent unrecognized gains and losses are fully amortized over the average remaining service period of active employees expected to receive benefits under the plans, generally 15 years.

    NON-U.S. PENSION PLANS

    For the principal non-U.S. pension plans located in the United Kingdom, the weighted-average discount rate used was approximately 8% at December 31, 1996. The rate of increase in future compensation used was approximately 5%, and the rate of return on assets was 8 1/2% at December 31, 1996.

    Pension costs for non-U.S. plans were not material for any of the periods presented herein. The actuarial present value of projected benefits at December 31, 1996 was $77.3 million compared with net assets available for benefits of $95.2 million.

    OTHER POSTRETIREMENT BENEFITS

    In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans. These benefit plans are unfunded.

    The net periodic postretirement benefit costs were not material for any of the periods presented herein. The accumulated benefit obligation at December 31, 1996 was $21.2 million, of which $15.3 million was attributable to retirees and $5.9 million to other active plan participants. The accumulated benefit obligation at December 31, 1995 was $20.6 million, of which $15.8 million was attributable to retirees and $4.8 million was attributable to active plan participants.

    Actuarial assumptions used to measure the accumulated benefit obligation include a discount rate of 7 1/2% at December 31, 1996 and 1995. The assumed health care cost trend rate for fiscal year 1996 was 12.7% and is projected to decrease over 20 years to 6%, where it is expected to remain thereafter. The effect of a one-percentage-point increase in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the accumulated benefit obligation results in an increase of approximately $1.5 million.

NOTE I:  LITIGATION, COMMITMENTS AND CONTINGENCIES

    The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company's General Counsel, the ultimate resolution of currently pending proceedings will not have a material adverse effect on the Company's financial statements.

    The Company has issued or is a party to various guarantees and letter-of-credit reimbursement agreements totaling $185 million at December 31, 1996, which relate principally to the guarantee of performance on contracts.

NOTE J:  RELATED PARTY TRANSACTIONS

    Included in accounts receivable are notes due from Company joint ventures of $15.9 million and $45.1 million at December 31, 1996 and 1995, respectively. Such amounts are partially collateralized by certain fixed assets of the joint ventures and bear interest at 10% to 18%. Accounts payable includes $1.6 million due to joint ventures at December 31, 1996.

    Included in geophysical data and other assets are amounts due from related parties of $1.6 million and $2.1 million at December 31, 1996 and 1995, respectively.

    During 1994, the Company was charged interest expense of $6.3 million on advances from Litton.

NOTE K:  BUSINESS SEGMENT REPORTING

    The Company reports its operations in two business segments: the Oilfield Services segment and the Industrial Automation Systems segment.

    The Oilfield Services segment performs seismic surveys, well-logging and other services to the oil and gas industry. Such other services are primarily for exploration and development of oilfields. A substantial amount of Oilfield Services' business is service revenue generating. The Industrial Automation Systems segment develops and installs integrated manufacturing systems and automated data collection systems. Industrial Automation Systems' activities are primarily product sales oriented. Export sales are not material.

    Corporate and other amounts include corporate operating costs, net interest expense and currency transaction gains and losses (see Notes A and J). Assets classified as corporate and other amounts consist primarily of cash and cash equivalents and deferred taxes.

                         OPERATIONS BY BUSINESS SEGMENT

                                                                     INDUSTRIAL     CORPORATE
                                       YEAR ENDED      OILFIELD      AUTOMATION     AND OTHER
                                      DECEMBER 31,     SERVICES       SYSTEMS        AMOUNTS         TOTAL
                                      ------------   ------------   ------------   ------------   ------------
                                                                       (MILLIONS OF DOLLARS)
Sales                                        1996    $     1,403    $     1,180                   $      2,583
                                             1995          1,268            958                          2,226
                                             1994          1,182            984                          2,166

Operating profit (loss)                      1996            173            101    $       (65)            209
                                             1995            158             76            (66)            168
                                             1994            141             81            (89)            133

Capital expenditures                         1996            281             23                            304
                                             1995            171             25                            196
                                             1994            147             21              2             170

Depreciation and amortization
  expense                                    1996            203             27              1             231
                                             1995            180             26              1             207
                                             1994            161             29                            190

Identifiable assets at year end              1996          1,642            916            225           2,783
                                             1995          1,469            822            198           2,489
                                             1994          1,458            849             97           2,404

                         OPERATIONS BY GEOGRAPHIC AREA

                                                                                                   CORPORATE
                                                                                                     AND
                                                YEAR ENDED    UNITED            LATIN     OTHER     OTHER
                                               DECEMBER 31,   STATES  EUROPE   AMERICA   NATIONS   AMOUNTS   TOTAL
                                               ------------   ------  ------   -------   -------   -------   ------
                                                                              (MILLIONS OF DOLLARS)
Sales                                              1996       $1,382   $479     $209      $513               $2,583
                                                   1995        1,185    402      204       435                2,226
                                                   1994        1,202    391      208       365                2,166

Operating profit (loss)                            1996          168     33       29        44       $(65)      209
                                                   1995          144     14       28        48        (66)      168
                                                   1994          152     43       22         5        (89)      133

Identifiable assets at year end                    1996        1,630    375      153       400        225     2,783
                                                   1995        1,652    257       86       296        198     2,489
                                                   1994        1,600    255       90       362         97     2,404

                               WESTERN ATLAS INC.
                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                                 COMMON
                                                                 PRIMARY       FULLY          STOCK SALES
                                       GROSS          NET       EARNINGS      DILUTED            PRICE
                         SALES         PROFIT      EARNINGS     PER SHARE    PER SHARE          HIGH/LOW
                       ----------    ----------    ---------    ---------    ---------    --------------------
                                     (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED DECEMBER
  31, 1996
First Quarter.......   $549.5        $124.2        $22.7        $0.42        $0.42        $ 62        $ 49 7/8
Second Quarter......    626.5         144.1         29.9         0.55         0.55          65 1/2      55 5/8
Third Quarter.......    672.6         160.8         36.5         0.67         0.67          63 3/4      54
Fourth Quarter......    734.2         165.2         36.6         0.67         0.67          73 1/8      62

YEAR ENDED DECEMBER
  31, 1995
First Quarter.......   $505.9        $122.1        $19.2        $0.36        $0.36        $ 43 1/4    $ 35 5/8
Second Quarter......    566.0         131.3         24.3         0.45         0.45          47 5/8      42 1/4
Third Quarter.......    569.4         137.2         29.1         0.54         0.54          52 1/8      42 3/8
Fourth Quarter......    584.5         132.5         27.2         0.50         0.50          52 1/8      42 1/2

    As of February 28, 1997, there were approximately 22,900 holders of record of the Company's common stock.

                               WESTERN ATLAS INC.

                               INDEX TO EXHIBITS

 EXHIBIT NO.                                          DESCRIPTION OF EXHIBIT
-------------  -----------------------------------------------------------------------------------------------------
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

       4.3     Form of 7 7/8% Notes due 2004 issued by the Company under such indenture, filed as exhibit 4.6 to the
                 Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

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

                               WESTERN ATLAS INC.

 EXHIBIT NO.                                          DESCRIPTION OF EXHIBIT
-------------  -----------------------------------------------------------------------------------------------------
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

      10.10    Western Atlas International, Inc. Benefit Restoration Plan (Filed as Exhibit 100 to Amendment No. 2
                 and incorporated herein by reference.)

      10.11    Western Atlas International, Inc., Supplemental Retirement Plan (Filed as Exhibit 10P to Amendment
                 No. 1 and incorporated herein by reference.)

                               WESTERN ATLAS INC.

 EXHIBIT NO.                                          DESCRIPTION OF EXHIBIT
-------------  -----------------------------------------------------------------------------------------------------
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

      10.21    Consulting Agreement dated as of August 1, 1996, between Western Atlas Inc., and Joseph T. Casey, filed herewith.

      11       Statement of Computation of Earnings per share included herein on page E5.

      21       Subsidiaries of the Registrant included herein on page E6.

      23       Independent Auditors' Consent included herein on Page E7.

      27       Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).