Form 10-Q
period 1997-03-31
WESTERN ATLAS INC
filed 1997-05-14
CIK 913340

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On April 30, 1997 there were 53,768,496 shares of Common Stock outstanding.

                              WESTERN ATLAS INC.

                                     INDEX

                              REPORT ON FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1997



                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.  FINANCIAL INFORMATION


   ITEM 1.  Financial Statements

              Consolidated Statements of Operations
               Three months ended March 31, 1997 and
                March 31, 1996                                              3

              Consolidated Balance Sheets
               March 31, 1997 and March 31, 1996                            4

              Consolidated Statements of Cash Flows
               Three months ended March 31, 1997 and
                March 31, 1996                                              5

              Notes to Consolidated Financial Statements                    6


   ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  8




PART II. OTHER INFORMATION


   ITEM 6.  Exhibits and Reports on Form 8-K                               10



 Signature                                                                 16

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             WESTERN ATLAS INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                          1997          1996
                                                      ------------  ------------

Sales and Service Revenues                             $  703,012    $  549,456
                                                      ------------  ------------

Costs and Expenses
 Cost of sales                                            498,317       378,289
 Selling, general and administrative                       89,997        71,021
 Depreciation and amortization                             53,280        53,576
 Interest, net                                             10,081         8,764
                                                      ------------  ------------
  Total Costs and Expenses                                651,675       511,650
                                                      ------------  ------------

Earnings before Taxes on Income                            51,337        37,806
Taxes on Income                                           (20,535)      (15,122)
                                                      ------------  ------------
Net Earnings                                            $  30,802     $  22,684
                                                      ------------  ------------
                                                      ------------  ------------


Net Earnings Per Share                                    $  0.56       $  0.42
                                                          -------       -------
                                                          -------       -------



Shares used in computing net earnings per share        54,746,865    54,245,052







See accompanying notes to consolidated financial statements.

                                 WESTERN ATLAS INC.
                             CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS OF DOLLARS)

                                                        MARCH 31,   DECEMBER 31,
                                                          1997           1996
                                                    -------------- -------------

ASSETS

Current Assets
 Cash and cash equivalents                              $  15,133    $  165,763
 Accounts receivable, net                                 842,793       755,507
 Inventories less progress billings                       184,021       137,158
 Deferred tax assets                                      120,231        96,685
 Other prepaid expenses                                    45,969        38,822
                                                    -------------- -------------

Total Current Assets                                    1,208,147     1,193,935
                                                    -------------- -------------

Property, Plant and Equipment, at cost                  1,587,258     1,446,215
Less: accumulated depreciation                           (660,489)     (621,455)
                                                    -------------- -------------

 Property, Plant and Equipment, net                       926,769       824,760

Goodwill and Other Intangibles, Net                       451,117       454,914

Unallocated Purchase Price In Excess of
 Norand Net Assets Acquired                               257,336

Geophysical Data and Other Assets                         249,452       309,267
                                                    -------------- -------------

Total Assets                                         $  3,092,821  $  2,782,876
                                                    -------------- -------------
                                                    -------------- -------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
 Accounts payable                                      $  587,042    $  498,145
 Payrolls and related expenses                            124,391       147,714
 Notes payable and current portion
  of long-term obligations                                334,100        80,516
                                                    -------------- -------------

Total Current Liabilities                               1,045,533       726,375
                                                    -------------- -------------

Long-term Obligations                                     442,789       489,461
                                                    -------------- -------------

Deferred Taxes and Other Long-term Liabilities             75,495        64,102
                                                    -------------- -------------

Shareholders' Investment
 Common stock                                              53,762        53,706
 Additional paid-in capital                             1,148,235     1,146,066
 Retained earnings                                        322,260       291,458
 Cumulative currency translation adjustment                 9,762        12,482
 Less: 83,552 and 13,552 treasury shares at cost
       at March 31, 1997 and December 31, 1996,
       respectively                                        (5,015)         (774)
                                                    -------------- -------------

Total Shareholders' Investment                          1,529,004     1,502,938
                                                    -------------- -------------

Total Liabilities and Shareholders' Investment       $  3,092,821  $  2,782,876
                                                    -------------- -------------
                                                    -------------- -------------

See accompanying notes to consolidated financial statements.

                              WESTERN ATLAS INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)



                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                       -------------------------
                                                           1997          1996
                                                       ----------    -----------

Cash and Cash Equivalents at Beginning of Period        $ 165,763     $ 116,715
                                                       -----------   -----------
Cash Flows from Operating Activities:
 Net earnings                                              30,802        22,684
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization                           53,280        53,576
   Change in accounts receivable                          (39,106)       17,508
   Change in inventories                                   (8,178)       (6,542)
   Change in accounts payable                              38,201       (10,035)
   Change in payrolls and related expenses                (23,125)      (18,169)
   Change in accrued pensions                             (15,169)      (23,814)
   Other operating activities                              (7,643)          (74)
                                                       -----------   -----------
  Net Cash Provided by Operating Activities                29,062        35,134
                                                       -----------   -----------

Cash Flows from Investing Activities:
 Acquisition of businesses, net of cash acquired         (269,084)
 Capital expenditures                                    (132,991)      (49,082)
 Geophysical data, net                                     64,124         4,812
 Other investing activities                                  (476)        9,401
                                                       -----------   -----------
  Net Cash Used in Investing Activities                  (338,427)      (34,869)
                                                       -----------   -----------
Cash Flows from Financing Activities:
 Short-term obligations, net                              206,479         9,931
 Repayment of borrowings                                  (48,324)
 Other financing activities                                   580         4,580
                                                       -----------   -----------
  Net Cash Provided by Financing Activities               158,735        14,511
                                                       -----------   -----------

Resulting in (Decrease) Increase in Cash
 and Cash Equivalents                                    (150,630)       14,776
                                                       -----------   -----------

Cash and Cash Equivalents at End of Period              $  15,133     $ 131,491
                                                       -----------   -----------
                                                       -----------   -----------

Supplemental Disclosure of Cash Flow Information:
 Interest paid                                          $   4,678     $   3,488
 Income taxes paid (refunded)                           $  17,050     $  (1,704)



See accompanying notes to consolidated financial statements.

                              WESTERN ATLAS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1997


1. The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of operating results for the entire year.

2.  The components of inventory balances are summarized below:

                                                        MARCH 31,     DECEMBER 31,
                                                          1997            1996
                                                       ---------------------------
                                                          (THOUSANDS OF DOLLARS)

    Raw materials and work in process                   $158,684       $136,185
    Finished goods                                        37,837         25,296
    Less progress billings                               (12,500)       (24,323)
                                                       ----------      ---------

    Net inventories                                     $184,021       $137,158
                                                       ----------      ---------
                                                       ----------      ---------

3.  Net interest expense is composed of the following:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                            1997        1996
                                                        -----------------------
                                                         (THOUSANDS OF DOLLARS)

    Interest expense                                    $12,235         $10,959
    Interest income                                      (2,154)         (2,195)
                                                        --------        --------

    Net interest expense                                $10,081         $ 8,764
                                                        --------        --------
                                                        --------        --------

4. The Company acquired Norand Corporation ("Norand") on March 3, 1997, and United Barcode Industries ("UBI") on April 4, 1997. These companies will be integrated into the automated data collection ("ADC") business of the Company's industrial automation systems operations. Both transactions were funded using short-term uncommitted credit lines and excess cash, and are being accounted for as purchases. The estimated purchase prices of approximately $285 million and $110 million for Norand and UBI, respectively, exceed the estimated book value of the net assets acquired. The allocation of the estimated purchase prices to the net assets of Norand and UBI has not been finalized. The Company is in the process of appraising and otherwise determining the fair value of acquired liabilities and tangible and intangible assets. Norand's fiscal 1996 revenues were approximately $235 million. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. UBI is a European ADC company headquartered in Sweden, with fiscal 1996 sales of approximately $100 million.

5. On May 4, 1997, the Company's Board of Directors approved, in principle, a plan to distribute to Western Atlas Inc. ("WAI") shareholders all of the outstanding common stock of a new company to be established ("Newco"). Newco will own and conduct substantially all of WAI's industrial automation systems operations, which include its ADC and manufacturing systems businesses. The distribution of such stock, which is expected to be tax free to WAI and its shareholders, should be formally declared and completed by the end of 1997.

                              WESTERN ATLAS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company reported higher sales, net earnings and operating profit for the three months ended March 31, 1997 compared with the three months ended March 31, 1996. Segment sales and operating profit were as follows:


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1997          1996
                                                           ----------------------
SALES AND SERVICE REVENUES                                 (THOUSANDS OF DOLLARS)
--------------------------

  Oilfield Services                                        $375,947       $305,174
  Industrial Automation Systems                             327,065        244,282
                                                           --------       --------
  Total sales and service revenues                         $703,012       $549,456
                                                           --------       --------
                                                           --------       --------

SEGMENT OPERATING PROFIT
------------------------

  Oilfield Services                                        $ 40,780       $ 32,162
  Industrial Automation Systems                              27,431         20,535
                                                           --------       --------
  Total segment operating profit                           $ 68,211       $ 52,697
                                                           --------       --------
                                                           --------       --------


The Oilfield Services segment reported higher sales and operating profit in the current three months compared with the corresponding prior period. Increases were driven primarily by the expansion of the segment's seismic operations due to oil companies renewed emphasis on exploration projects in response to the continuing rise in the worldwide demand for energy. The Company's wireline business also experienced growth as a result of the introduction of a new generation of logging tools and services. Oilfield Services' operating margins were comparable to those of the corresponding prior period.

During the quarter, major upgrades were begun on three of the Company's large-capacity seismic vessels. The Company plans to return these vessels to service this May, which is historically the beginning of increased seismic survey activity in the North Sea. Upgrades include the equipping of vessels with additional streamers and new automated streamer deployment and seismic data acquisition/processing systems. One of the vessels will be the first in the world to utilize new seismic solid streamer technology.

The Industrial Automation Systems segment reported higher sales and operating profit for the three months compared with the corresponding prior period. Sales and operating profit of the Company's Manufacturing Systems Group were higher than the corresponding prior period, due primarily to an increase in the proportion of projects moving into installation and final delivery phases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company acquired Norand on March 3, 1997, and UBI on April 4, 1997. These companies will be integrated into the ADC business of the Company's industrial automation systems operations. Both transactions were funded using short-term uncommitted credit lines and excess cash, and are being accounted for as purchases. The estimated purchase prices of approximately $285 million and $110 million for Norand and UBI, respectively, exceed the estimated book value of the net assets acquired. The allocation of the estimated purchase prices to the net assets of Norand and UBI has not been finalized. The Company is in the process of appraising and otherwise determining the fair value of acquired liabilities and tangible and intangible assets. Norand's fiscal 1996 revenues were approximately $235 million. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. UBI is a European ADC company headquartered in Sweden, with fiscal 1996 sales of approximately $100 million.

On May 4, 1997, the Company's Board of Directors approved, in principle, a plan to distribute to Western Atlas Inc. ("WAI") shareholders all of the outstanding common stock of a new company to be established ("Newco"). Newco will own and conduct substantially all of WAI's industrial automation systems operations, which include its ADC and manufacturing systems businesses. The distribution of such stock, which is expected to be tax free to WAI and its shareholders, should be formally declared and completed by the end of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and marketable securities of $15.1 million at March 31, 1997, compared with $165.8 million at December 31, 1996. The cash and marketable securities balance decreased primarily as a result of the Norand acquisition. The Norand and UBI acquisitions were funded, in part, by use of short-term uncommitted credit lines. The Company expects that cash flow from operations, along with available borrowing capacity, will be adequate to meet working capital requirements. The Company currently has unused committed credit facilities with a group of banks which permit the borrowing of up to $400 million.

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: In a report filed on Form 8-K dated February 22, 1997, the Company reported the acquisition of Norand Corporation.

(b)  See Exhibit Index included herein on page 11.

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

   4.6 $400,000,000 Amended and Restated Credit Agreement dated as of March 19, 1997, among Western Atlas Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York as Agent, and Bank of America National Trust and Savings Association, The Bank of New York, CIBC Inc., The Chase Manhattan Bank, The First National Bank of Chicago, NationsBank of Texas, N.A., and Wells Fargo Bank, N.A. as Co-Agents, filed herein.

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

  10.21 Consulting Agreement dated as of August 1, 1996, between Western Atlas Inc., and Joseph T. Casey, filed as exhibit 10.21 to the Company's 1996 Annual Report on Form 10-K and incorporated herein by reference.

  11 Statement of Computation of Earnings per share included herein on page 15.

  27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).

                                                                      EXHIBIT 11


                             WESTERN ATLAS INC.
       PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)



                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                          1997           1996
                                                      ------------  ------------
EARNINGS PER SHARE

 Net earnings                                         $    30,802   $    22,684
                                                      ------------  ------------
                                                      ------------  ------------


 Primary earnings per share                           $      0.56   $      0.42
                                                      ------------  ------------
                                                      ------------  ------------


 Fully diluted earnings per share                     $      0.56   $      0.42
                                                      ------------  ------------
                                                      ------------  ------------



SHARES USED IN PRIMARY
EARNINGS PER SHARE COMPUTATION

 Weighted average common shares
  outstanding                                          53,743,047    53,282,797
 Common stock equivalents                               1,003,818       962,255
                                                      ------------  ------------

 Common and common equivalent
  shares - primary                                     54,746,865    54,245,052
                                                      ------------  ------------
                                                      ------------  ------------


SHARES USED IN FULLY DILUTED
EARNINGS PER SHARE COMPUTATION

 Common and common equivalent
  shares - primary                                     54,746,865    54,245,052
 Additional potentially dilutive
  effect of stock options                                       -       101,811
                                                      ------------  ------------

 Common and common equivalent
  shares - fully diluted                               54,746,865    54,346,863
                                                      ------------  ------------
                                                      ------------  ------------

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WESTERN ATLAS INC.
                                          (Registrant)




                                          By /s/   Michael E. Keane
                                            -------------------------
                                            Michael E. Keane
                                            Senior Vice President and
                                            Chief Financial Officer


May 13, 1997