Form 10-Q
period 1997-06-30
WESTERN ATLAS INC
filed 1997-08-14
CIK 913340

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q
(Mark One)

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


On July 31, 1997 there were 53,930,001 shares of Common Stock outstanding.

                                  WESTERN ATLAS INC.

                                        INDEX

                                 REPORT ON FORM 10-Q

                         FOR THE QUARTER ENDED JUNE 30, 1997



                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.  FINANCIAL INFORMATION





    ITEM 1.   Financial Statements

               Consolidated Statements of Operations
                Six months ended June 30, 1997 and
                 June 30, 1996                                              3

               Consolidated Statements of Operations
                Three months ended June 30, 1997 and
                 June 30, 1996                                              4

               Consolidated Balance Sheets
                June 30, 1997 and December 31, 1996                         5


               Consolidated Statements of Cash Flows
                Six months ended June 30, 1997 and
                 June 30, 1996                                              6



               Notes to Consolidated Financial Statements                   7



    ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10





PART II. OTHER INFORMATION



    ITEM 6.   Exhibits and Reports on Form 8-K                             13





 Signature                                                                 19

                             PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                                  WESTERN ATLAS INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)



                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                         1997         1996
                                                      ----------   ----------
Sales and Service Revenues                            $  798,451   $  671,476
                                                      ----------   ----------
Costs and Expenses
    Cost of sales                                        554,188      456,508
    Selling, general and administrative                   64,776       54,756
    Depreciation and amortization                         97,003       96,383
    Interest - net                                        19,627       15,565
    Spin-off related costs                                 8,350
                                                      ----------   ----------
      Total Costs and Expenses                           743,944      623,212
                                                      ----------   ----------
Earnings from Continuing Operations
    before Taxes on Income                                54,507       48,264
Taxes on Income                                          (21,803)     (19,291)
                                                      ----------   ----------
Earnings from Continuing Operations                       32,704       28,973
(Loss) Earnings from Discontinued Operations            (171,880)      23,564
                                                      ----------   ----------
Net (Loss) Earnings                                  $  (139,176)   $  52,537
                                                      ----------   ----------
                                                      ----------   ----------
Net (Loss) Earnings Per Share:

Continuing Operations                                    $  0.60      $  0.53
Discontinued Operations                                    (3.14)        0.44
                                                           -----         ----
Total                                                     $(2.54)     $  0.97
                                                          ------      -------
                                                          ------      -------


Shares used in computing
    net (loss) earnings per share                     54,873,123   54,328,152






See accompanying notes to consolidated financial statements.

                                  WESTERN ATLAS INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)




                                                         THREE MONTHS ENDED
                                                              JUNE 30,
                                                         1997         1996
                                                      ----------   ----------
Sales and Service Revenues                            $  418,505   $  362,437
                                                      ----------   ----------
Costs and Expenses
    Cost of sales                                        286,895      247,364
    Selling, general and administrative                   33,302       28,660
    Depreciation and amortization                         50,795       48,910
    Interest - net                                        11,464        8,168
    Spin-off related costs                                 8,350
                                                      ----------   ----------
    Total Costs and Expenses                             390,806      333,102
                                                      ----------   ----------
Earnings from Continuing Operations
    before Taxes on Income                                27,699       29,335
Taxes on Income                                          (11,079)     (11,720)
                                                      ----------   ----------
Earnings from Continuing Operations                       16,620       17,615
(Loss) Earnings from Discontinued Operations            (186,598)      12,238
                                                      ----------   ----------
Net (Loss) Earnings                                  $  (169,978)   $  29,853
                                                      ----------   ----------
                                                      ----------   ----------
Net (Loss) Earnings Per Share:


Continuing Operations                                    $  0.30      $  0.32
Discontinued Operations                                    (3.39)        0.23
                                                           ------        ----
Total                                                     $(3.09)     $  0.55
                                                          -------     -------
                                                          -------     -------

Shares used in computing
    net (loss) earnings per share                     54,944,714   54,414,281













See accompanying notes to consolidated financial statements.

                                  WESTERN ATLAS INC.
                             CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS OF DOLLARS)

                                                        JUNE 30,   DECEMBER 31,
                                                          1997         1996
                                                      ----------    ----------
ASSETS


Current Assets
    Cash and cash equivalents                          $  18,707    $  16,296
    Accounts receivable, net                             344,068      360,935
    Inventories                                           38,789       42,706
    Deferred tax assets                                   38,518       43,049
    Net assets of UNOVA, Inc. to be distributed to
      Western Atlas shareholders                         590,210      574,508
    Due from UNOVA, Inc.                                 228,244      109,574
    Other current assets                                  43,132       35,158
                                                      ----------    ----------
Total Current Assets                                   1,301,668    1,182,226
                                                      ----------    ----------
Property, Plant and Equipment, at cost                 1,306,633    1,152,230
Less: accumulated depreciation                          (455,148)    (459,978)
                                                      ----------    ----------
    Property, Plant and Equipment, Net                   851,485      692,252

Goodwill and Other Intangibles, Net                      324,807      299,494

Geophysical Data and Other Assets                        195,546      225,836
                                                      ----------    ----------
Total Assets                                        $  2,673,506  $ 2,399,808
                                                      ----------    ----------
                                                      ----------    ----------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
    Accounts payable                                  $  216,330   $  262,620
    Payrolls and related expenses                         81,988       97,147
    Notes payable and current portion
      of long-term obligations                           563,138       53,055
                                                      ----------    ----------
Total Current Liabilities                                861,456      412,822
                                                      ----------    ----------
Long-term Obligations                                    407,929      456,465
                                                      ----------    ----------
Deferred Taxes and Other Long-term Liabilities            30,760       27,583
                                                      ----------    ----------
Shareholders' Investment
    Common stock                                          53,892       53,706
    Additional paid-in capital                         1,158,103    1,146,066
    Retained earnings                                    152,282      291,458
    Cumulative currency translation adjustment            10,105       12,482
    Less: 17,718 and 13,552 treasury shares at cost at
     June 30, 1997 and December 31, 1996, respectively    (1,021)        (774)
                                                      ----------    ----------
Total Shareholders' Investment                         1,373,361    1,502,938
                                                      ----------    ----------
Total Liabilities and Shareholders' Investment      $  2,673,506 $  2,399,808
                                                      ----------    ----------
                                                      ----------    ----------

See accompanying notes to consolidated financial statements.

                                  WESTERN ATLAS INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (THOUSANDS OF DOLLARS)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                         1997          1996
                                                      ----------    ----------
Cash and Cash Equivalents at Beginning of Period       $  16,296    $  13,214
                                                      ----------    ----------
Cash Flows from Operating Activities:
Continuing Operations
    Net earnings                                          32,704       28,973
    Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization                       97,003       96,383
      Change in accounts receivable                       22,150       (6,860)
      Change in inventories                                5,055      (11,030)
      Change in other current assets                      (7,850)      21,308
      Change in accounts payable                         (48,581)     (37,289)
      Other operating activities                          (7,531)      (1,609)
                                                      ----------    ----------
Total from continuing operations                          92,950       89,876
Net operating activities of discontinued operations       (5,644)     (27,765)
                                                      ----------    ----------
Net Cash Provided by Operating Activities                 87,306       62,111
                                                      ----------    ----------
Cash Flows from Investing Activities:
Continuing Operations
    Capital expenditures                                (242,458)    (106,970)
    Acquisition of businesses, net of cash acquired      (45,547)        (890)
    Geophysical data, net                                 34,497      (21,097)
    Other investing activities                            (1,746)      (3,586)
                                                      ----------    ----------
Total from continuing operations                        (255,254)    (132,543)
Net investing activities of discontinued operations     (383,496)      (9,432)
                                                      ----------    ----------
Net Cash Used in Investing Activities                   (638,750)    (141,975)
                                                      ----------    ----------
Cash Flows from Financing Activities:
Continuing Operations
    Short-term obligations, net                          460,574       (1,602)
    Receivable from UNOVA, Inc.                         (118,670)        (305)
    Issuance of common stock                              12,223       10,548
    Other financing activities                               841          514
                                                      ----------    ----------
Total from continuing operations                         354,968        9,155
Net financing activities of discontinued operations      198,887       61,527
                                                      ----------    ----------
Net Cash Provided by Financing Activities                553,855       70,682
                                                      ----------    ----------
Resulting in Increase (Decrease) in Cash
    and Cash Equivalents                                   2,411       (9,182)
                                                      ----------    ----------
Cash and Cash Equivalents at End of Period             $  18,707     $  4,032
                                                      ----------    ----------
                                                      ----------    ----------
Supplemental disclosure of cash flow information
    Interest paid                                      $  22,699    $  20,494
    Income taxes paid (refunded)                       $  33,607    $  (2,893)

See accompanying notes to consolidated financial statements.

                                  WESTERN ATLAS INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SIX MONTHS ENDED JUNE 30, 1997

1. The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of operating results for the entire year.

2. On May 4, 1997, the Company's Board of Directors approved, in principle, a plan to distribute to Western Atlas Inc. ("WAI") shareholders all of the outstanding common stock of UNOVA, Inc. ("UNOVA"), a wholly owned subsidiary of WAI. UNOVA will own and conduct substantially all of WAI's industrial automation systems operations, which include its automated data collection ("ADC") and manufacturing systems businesses. The distribution of such stock, which is expected to be tax free to WAI and its shareholders, should be formally declared and completed by the end of 1997.

    The consolidated financial statements of WAI and related notes thereto have been restated to present the operations of UNOVA as discontinued. Interest expense attributable to UNOVA and therefore reclassified to discontinued operations in the Company's consolidated statements of operations is as follows: $5.7 million and $2.8 million for the three months ended June 30, 1997 and 1996, respectively; and $9.3 million and $5.8 million for the six months ended June 30, 1997 and 1996, respectively. Interest income attributable to UNOVA is as follows: $0.5 million and $1.1 million for the three months ended June 30, 1997 and 1996, respectively; and $2.2 million and $2.7 million for the six months ended June 30, 1997 and 1996, respectively. Corporate general and administrative costs of the Company have not been allocated to UNOVA for any of the presented periods.

    Net assets of UNOVA as of June 30, 1997 and December 31, 1996 are as follows:

                                                  JUNE 30,      DECEMBER 31,
                                                    1997           1996
                                             ---------------------------------
                                                  (THOUSANDS OF DOLLARS)
Current assets                                   $  766,958     $  695,791
Noncurrent assets                                   584,344        378,002
                                                 ----------     ----------
Total assets                                      1,351,302      1,073,793
                                                 ----------     ----------
Current liabilities                                 683,543        429,770
Noncurrent liabilities                               77,549         69,515
                                                 ----------     ----------
Total liabilities                                   761,092        499,285
                                                 ----------     ----------
Net assets                                       $  590,210     $  574,508
                                                 ----------     ----------
                                                 ----------     ----------

3. The Company acquired Norand Corporation ("Norand") on March 3, 1997, and United Barcode Industries ("UBI") on April 4, 1997. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. UBI is a European based ADC company headquartered in Sweden, with fiscal 1996 sales of approximately $100 million. These companies are currently being integrated into the ADC business of the Company's industrial automation systems operations, which is included in discontinued operations. Both transactions were funded using a combination of committed credit facilities, short-term uncommitted credit lines and excess cash, and are being accounted for under the purchase method of accounting. Accordingly, the acquisition costs (approximately $280 million and $107 million for Norand and UBI, respectively) have been allocated to the net assets acquired based upon their relative fair values. Such allocation resulted in $203 million assigned to in-process research and development activities; $156 million assigned to goodwill (to be amortized over 25 years using the straight-line method); and $29 million assigned to other intangibles (to be amortized over periods ranging from 4 to 18 years using the straight-line method). During the period ended June 30, 1997, the Company expensed the amounts assigned to in-process research and development in accordance with Financial Accounting Standards Board Interpretation No. 4.

    The Company acquired the remaining 51% of Honsberg, a German machine tool maker, in the second quarter of 1997. The original 49% of Honsberg was acquired during 1995.

    In May 1997, the Company acquired Sungroup Energy Services Company ("Sun"), a Canadian well-logging, production testing and completion services provider. Sun had revenues in excess of $30 million in 1996.

4. The Company established a commercial paper ("CP") program subsequent to the end of the 1997 second quarter. The CP program is secured by the committed credit facilities described below, and allows the Company to borrow up to $400 million at CP market rates with maturities up to 270 days. Currently, $280 million is borrowed under the CP program at annual interest rates approximating 5.7% with maturities up to about 60 days.

    The Company currently has committed credit facilities with a group of banks which permit the borrowing of up to $400 million. The amount available under this facility is reduced by the amount of CP borrowings outstanding, thus $120 million is currently available under this facility.

5.  The components of inventory balances are summarized below:

                                                 JUNE 30,     DECEMBER 31,
                                                   1997           1996
                                                ---------------------------
                                                   (THOUSANDS OF DOLLARS)

Raw materials and work in process                  $ 36,036       $ 36,107
Finished goods                                        2,753          6,599
                                                 ----------     ----------
Net inventories                                    $ 38,789       $ 42,706
                                                 ----------     ----------
                                                 ----------     ----------

6.  Net interest expense is composed of the following:

                               SIX MONTHS ENDED        THREE MONTHS ENDED
                                   JUNE 30,                 JUNE 30,
                                1997        1996         1997        1996
                             ----------------------   ----------------------
                             (THOUSANDS OF DOLLARS)   (THOUSANDS OF DOLLARS)

Interest expense                $20,617   $16,466        $11,948   $ 8,424
Interest income                    (990)     (901)          (484)     (256)
                                --------  --------       --------  --------
Net interest expense            $19,627   $15,565        $11,464   $ 8,168
                                -------   -------        -------   -------
                                -------   -------        -------   -------

                                  WESTERN ATLAS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



On May 4, 1997, the Company's Board of Directors approved, in principle, a plan to distribute to Western Atlas Inc. ("WAI") shareholders all of the outstanding common stock of UNOVA, Inc. ("UNOVA"), a wholly owned subsidiary of WAI. UNOVA will own and conduct substantially all of WAI's industrial automation systems operations, which include its automated data collection and manufacturing systems businesses. The distribution of such stock, which is expected to be tax free to WAI and its shareholders, should be formally declared and completed by the end of 1997.

The operations of UNOVA have been reported as discontinued operations in the Company's consolidated financial statements. Corporate general and administrative costs of the Company have not been allocated to UNOVA for any of the periods presented. Management estimates that approximately 85% of general corporate and administrative costs are attributable to UNOVA. Furthermore, estimated spin-off related costs of $8.35 million were accrued in continuing operations during the second quarter of 1997.

Sales and service revenues and segment profit of continuing operations, reflecting the Oilfield Services segment, and the amounts included within discontinued operations, reflecting the Industrial Automation Systems segment are summarized below. The $203 million charge for acquired in-process research and development is excluded from the operating profit of the Industrial Automation Systems segment in the 1997 periods presented below:

                                   SIX MONTHS ENDED        THREE MONTHS ENDED
                                       JUNE 30,                 JUNE 30,
                                   1997        1996         1997        1996
                                ----------------------   ----------------------
                                (THOUSANDS OF DOLLARS)   (THOUSANDS OF DOLLARS)
SALES AND SERVICE
-----------------
REVENUES
--------
   Oilfield Services              $798,451  $671,476       $418,505  $362,437
                                  --------  --------       --------  --------
                                  --------  --------       --------  --------
   Industrial Automation Systems  $732,343  $504,471       $409,277  $264,054
                                  --------  --------       --------  --------
                                  --------  --------       --------  --------
SEGMENT OPERATING PROFIT
--------------------------
Oilfield Services                 $ 93,477  $ 76,867       $ 52,350  $ 44,364
                                  --------  --------       --------  --------
                                  --------  --------       --------  --------
Industrial Automation Systems     $ 60,670  $ 42,054       $ 33,588  $ 21,860
                                  --------  --------       --------  --------
                               -   -------  --------       --------  --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTINUING OPERATIONS:

The Company's Oilfield Services segment, which represents continuing operations, reported higher sales and service revenues and operating profit in the current three and six months compared with the corresponding prior periods. Increases were driven primarily by the expansion of the segment's seismic operations due to oil companies renewed emphasis on exploration projects in response to the continuing rise in the worldwide demand for energy. The Company's wireline business also experienced growth as a result of the introduction of a new generation of logging tools and services. Oilfield Services' operating margins were comparable to those of the corresponding prior periods.

Beginning the first quarter of 1997, the Company began major upgrades on three of the Company's large-capacity seismic vessels. The Company returned these vessels to service in May, which historically has been the beginning of increased seismic survey activity in the North Sea. Upgrades include the equipping of vessels with additional streamers, new automated streamer deployment and retrieval systems, as well as new seismic data acquisition/processing systems. One of the vessels is the first in the world to utilize new proprietary seismic solid-streamer technology.


In May 1997, the Company acquired Sungroup Energy Services Company ("Sun"), a Canadian well-logging, production testing and completion services provider. Sun had revenues in excess of $30 million in 1996.

DISCONTINUED OPERATIONS:

The Industrial Automation Systems segment, which represents discontinued operations, reported higher sales and service revenues and operating profit (excluding the $203 million charge for acquired in-process research and development) for the three and six months compared with the corresponding prior periods. Sales and service revenues and operating profit of the Manufacturing Systems group were higher than the corresponding prior periods, due primarily to an increase in the proportion of projects moving into installation and final delivery phases.

The Company acquired Norand Corporation ("Norand") on March 3, 1997, and United Barcode Industries ("UBI") on April 4, 1997. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. UBI is a European based ADC company headquartered in Sweden, and had fiscal 1996 sales of approximately $100 million. These companies are currently being integrated into the ADC business of the Company's industrial automation systems operations. Both transactions were funded using a combination of WAI committed credit facilities, short-term uncommitted credit lines and excess cash, and are being accounted for under the purchase method of accounting. Accordingly, the acquisition costs (approximately $280 million and $107 million for Norand and UBI, respectively) have been allocated to the net assets acquired based upon their relative fair values. Such allocation resulted in $203 million assigned to in-process research and development activities; $156 million assigned to goodwill (to be amortized over 25 years using the straight-line method); and $29 million assigned to other intangibles (to be amortized over periods ranging from 4 to 18 years using the straight-line method). During the period ended June 30, 1997, the Company expensed the amounts assigned to in-process research and development in accordance with Financial Accounting Standards Board Interpretation No. 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company acquired the remaining 51% of Honsberg, a German machine tool maker, in the second quarter of 1997. The original 49% of Honsberg was acquired during 1995.

Revenues at Intermec, the Company's ADC/Mobile Computing business, reflected the recent acquisitions of Norand and UBI. Approximately $100 million of the revenue increase is attributable to the operations of these newly acquired companies. The process of integrating the formerly separate organizations has had a temporary negative impact on the operating margins of the combined entities.

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations had cash and cash equivalents of $18.7 million at June 30, 1997, compared with $16.3 million at December 31, 1996. The cash and cash equivalents balance included within the net assets of UNOVA decreased from $149.5 at December 31, 1996 to $21.8 at June 30, 1997 primarily as a result of the Norand acquisition.

Overall Company debt, including both continuing and discontinued operations, increased from $545.6 million at December 31, 1996 to $1,039.3 million at June 30, 1997 due in part to the use of a combination of committed credit facilities and short-term uncommitted credit lines to fund the Norand and UBI acquisitions. The remaining increase is attributable to capital expenditures and working capital needs of the continuing operations. The short-term borrowings currently bear interest at an annual rate of approximately 5.75%, and have current maturities of up to 60 days.

The Company established a commercial paper ("CP") program subsequent to the end of the 1997 second quarter. The CP program is secured by the committed credit facilities described below, and allows the Company to borrow up to $400 million at CP market rates with maturities up to 270 days. Currently, $280 million is borrowed under the CP program at annual interest rates approximating 5.7% with maturities up to about 60 days.

The Company currently has committed credit facilities with a group of banks which permit the borrowing of up to $400 million. The amount available under this facility is reduced by the amount of CP borrowings outstanding, thus $120 million is currently available under this facility. The Company expects that cash flow from operations, along with available borrowing capacity, will be adequate to meet working capital requirements.

                             PART II.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended June 30, 1997.

(b)   See Exhibit Index included herein on page 14.

                            WESTERN ATLAS INC.
                            INDEX TO EXHIBITS


    EXHIBIT NO.                 DESCRIPTION OF EXHIBIT
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

       4.6 $400,000,000 Amended and Restated Credit Agreement dated as of March 19, 1997, among Western Atlas
              Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York as Agent, and Bank of
              America National Trust and Savings Association, The Bank of New York, CIBC Inc., The Chase Manhattan
              Bank, The First National Bank of Chicago,
              NationsBank of Texas, N.A., and Wells Fargo Bank,
              N.A. as Co-Agents, filed as exhibit 4.6 to the Company's March 31, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

       4.7 Amendment No. 1 to the Amended and Restated Credit Agreement dated as of June 30, 1997, among Western
             Atlas Inc., the Banks listed therein, and Morgan
             Guaranty Trust Company of New York as Agent, and Bank of America National Trust and Savings Association, The Bank of New York, CIBC Inc., The Chase Manhattan Bank, The First National Bank of Chicago, NationsBank of Texas, N.A., and Wells Fargo Bank, N.A. as Co-Agents, included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

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

      10.18   Western Atlas Inc. Supplemental Executive
              Retirement Plan, as amended January 1, 1997, included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

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

      11 Statement of Computation of Earnings per share included herein on page 18.

      27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).


                                           WESTERN ATLAS INC.
                     PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)


                                                       SIX MONTHS ENDED           THREE MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                     1997            1996          1997          1996
                                                  ---------      ---------      ---------     ---------
EARNINGS PER SHARE

    Earnings from Continuing Operations           $  32,704      $  28,973      $  16,620     $  17,615
    (Loss) Earnings from Discontinued
      Operations                                   (171,880)        23,564       (186,598)       12,238
                                                  ---------      ---------      ---------     ---------
    Net (Loss) Earnings                           $(139,176)     $  52,537      $(169,978)    $  29,853
                                                  ---------      ---------      ---------     ---------
                                                  ---------      ---------      ---------     ---------
    Primary (loss) earnings per share
      Continuing Operations                         $  0.60        $  0.53        $  0.30       $  0.32
      Discontinued Operations                      ($  3.14)       $  0.44       ($  3.39)      $  0.23
                                                  ---------      ---------      ---------     ---------
         Total                                     ($  2.54)       $  0.97       ($  3.09)      $  0.55
                                                  ---------      ---------      ---------     ---------
                                                  ---------      ---------      ---------     ---------
    Fully diluted (loss) earnings per share
      Continuing Operations                         $  0.59        $  0.53        $  0.30       $  0.32
      Discontinued Operations                      ($  3.12)       $  0.44       ($  3.39)      $  0.23
                                                  ---------      ---------      ---------     ---------
         Total                                     ($  2.53)       $  0.97       ($  3.09)      $  0.55
                                                  ---------      ---------      ---------     ---------
                                                  ---------      ---------      ---------     ---------

SHARES USED IN PRIMARY
EARNINGS PER SHARE COMPUTATION

    Weighted average common shares
      outstanding                                53,817,945     53,363,289     53,838,179     53,446,811
    Common stock equivalents                      1,055,178        964,863      1,106,535        967,470
                                                 ----------     ----------     ----------     ----------
    Common and common equivalent
      shares - primary                           54,873,123     54,328,152     54,944,714     54,414,281
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------
SHARES USED IN FULLY DILUTED
EARNINGS PER SHARE COMPUTATION

    Common and common equivalent
      shares - primary                           54,873,123     54,328,152     54,944,714     54,414,281
    Additional potentially dilutive
      effect of stock options                       210,773         23,641        147,185             -
                                                 ----------     ----------     ----------     ----------
    Common and common equivalent
      shares - fully diluted                     55,083,896     54,351,793     55,091,899     54,414,281
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------


                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       WESTERN ATLAS INC.
                                       (Registrant)




                                       By /s/   Michael E. Keane
                                          ----------------------
                                          Michael E. Keane
                                          Senior Vice President and
                                          Chief Financial Officer








August 13, 1997