Form 10-Q
period 1997-09-30
WESTERN ATLAS INC
filed 1997-11-14
CIK 913340

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 1-12430


                              WESTERN ATLAS INC.
           (Exact name of registrant as specified in its charter)

            DELAWARE                                   95-3899675
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

        10205 WESTHEIMER ROAD
        HOUSTON, TEXAS                                    77042-3115
(Address of principal executive offices)                  (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (713)266-5700


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

On October 31, 1997 there were 54,510,193 shares of Common Stock outstanding.

                                WESTERN ATLAS INC.

                                      INDEX

                                REPORT ON FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION


     Item 1.   Financial Statements

                    Consolidated Statements of Operations
                     Nine months ended September 30, 1997 and
                      September 30, 1996                                      3

                    Consolidated Statements of Operations
                     Three months ended September 30, 1997 and
                      September 30, 1996                                      4

                    Consolidated Balance Sheets
                     September 30, 1997 and December 31, 1996                 5

                    Consolidated Statements of Cash Flows
                     Nine months ended September 30, 1997 and
                      September 30, 1996                                      6

                    Notes to Consolidated Financial Statements                7

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations                10


PART II. OTHER INFORMATION


     Item 6.   Exhibits and Reports on Form 8-K                              14


Signature                                                                    20

                        PART I.  FINANCIAL INFORMATION


     ITEM 1.   FINANCIAL STATEMENTS


                              WESTERN ATLAS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1997             1996
                                                    ----------       ----------

Sales and Service Revenues                          $1,218,665       $1,034,047
                                                    ----------       ----------
Costs and Expenses
     Cost of sales                                     826,296          693,414
     Selling, general and administrative                93,536           85,843
     Depreciation and amortization                     159,002          146,354
     Interest - net                                     31,482           23,282
     Spin-off related costs                              8,350
                                                    ----------       ----------
          Total Costs and Expenses                   1,118,666          948,893
                                                    ----------       ----------
Earnings from Continuing Operations
     before Taxes on Income                             99,999           85,154
Taxes on Income                                        (40,000)         (34,061)
                                                    ----------       ----------
Earnings from Continuing Operations                     59,999           51,093
(Loss) Earnings from Discontinued Operations          (157,750)          37,954
                                                    ----------       ----------
Net (Loss) Earnings                                 $  (97,751)      $   89,047
                                                    ----------       ----------
                                                    ----------       ----------
Net (Loss) Earnings Per Share, primary:
     Continuing Operations                          $     1.09       $     0.94
     Discontinued Operations                             (2.86)            0.70
                                                    ----------       ----------
          Total                                     $    (1.77)      $     1.64
                                                    ----------       ----------
                                                    ----------       ----------
Shares used in computing
     net (loss) earnings per share                   55,216,885       54,374,577


See accompanying notes to consolidated financial statements.

                              WESTERN ATLAS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       1997             1996
                                                    ----------       ----------
Sales and Service Revenues                          $ 420,214       $  362,571
                                                    ----------       ----------
Costs and Expenses
     Cost of sales                                    272,108          236,906
     Selling, general and administrative               28,760           31,087
     Depreciation and amortization                     61,999           49,971
     Interest - net                                    11,855            7,717
                                                    ----------       ----------
          Total Costs and Expenses                    374,722          325,681
                                                    ----------       ----------
Earnings from Continuing Operations
     before Taxes on Income                            45,492           36,890
Taxes on Income                                       (18,197)         (14,770)
                                                    ----------       ----------
Earnings from Continuing Operations                    27,295           22,120
Earnings from Discontinued Operations                  14,130           14,390
                                                    ----------       ----------
Net Earnings                                        $  41,425       $   36,510
                                                    ----------       ----------
                                                    ----------       ----------
Net Earnings Per Share, primary:
     Continuing Operations                         $     0.49       $     0.41
     Discontinued Operations                             0.26             0.26
                                                    ----------       ----------
          Total                                    $     0.75       $     0.67
                                                    ----------       ----------
                                                    ----------       ----------
Shares used in computing
     net earnings per share                        55,325,109       54,469,212


See accompanying notes to consolidated financial statements.

                              WESTERN ATLAS INC.
                        CONSOLIDATED BALANCE SHEETS
                           (THOUSANDS OF DOLLARS)


                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     1997             1996
                                                                  ----------       ----------
ASSETS

Current Assets:
     Cash and cash equivalents                                    $   16,195       $   16,296
     Accounts receivable, net                                        382,084          360,935
     Inventories                                                      40,074           42,706
     Deferred tax assets                                              42,997           43,049
     Net assets of UNOVA, Inc. to be distributed to
          Western Atlas shareholders                                 619,538          574,508
     Due from UNOVA, Inc.                                            230,000          109,574
     Other current assets                                             55,678           35,158
                                                                  ----------       ----------
Total Current Assets                                               1,386,566        1,182,226
                                                                  ----------       ----------
Property, Plant and Equipment, at cost                             1,348,541        1,152,230
Less: Accumulated Depreciation                                      (485,763)        (459,978)
                                                                  ----------       ----------
     Property, Plant and Equipment, Net                              862,778          692,252

Goodwill and Other Intangibles, Net                                  321,730          299,494

Geophysical Data and Other Assets                                    247,118          225,836
                                                                  ----------       ----------
Total Assets                                                      $2,818,192       $2,399,808
                                                                  ----------       ----------
                                                                  ----------       ----------

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Accounts payable                                             $  214,818       $  262,620
     Payrolls and related expenses                                    89,685           97,147
     Notes payable and current portion
       of long-term obligations                                      326,531           53,055
                                                                  ----------       ----------
Total Current Liabilities                                            631,034          412,822
                                                                  ----------       ----------
Long-term Obligations                                                733,040          456,465
                                                                  ----------       ----------
Deferred Taxes and Other Long-term Liabilities                        34,016           27,583
                                                                  ----------       ----------
Shareholders' Investment:
     Common stock                                                     54,051           53,706
     Additional paid-in capital                                    1,164,570        1,146,066
     Retained earnings                                               193,707          291,458
     Cumulative currency translation adjustment                        8,795           12,482
     Less: 17,718 and 13,552 treasury shares at cost at
          September 30, 1997 and December 31, 1996, respectively      (1,021)            (774)
                                                                  ----------       ----------
Total Shareholders' Investment                                     1,420,102        1,502,938
                                                                  ----------       ----------
Total Liabilities and Shareholders' Investment                    $2,818,192       $2,399,808
                                                                  ----------       ----------
                                                                  ----------       ----------

See accompanying notes to consolidated financial statements.

                              WESTERN ATLAS INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (THOUSANDS OF DOLLARS)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     1997             1996
                                                                  ----------       ----------
Cash and Cash Equivalents at Beginning of Period                  $   16,296       $   13,214
                                                                  ----------       ----------
Cash Flows from Operating Activities:
Continuing Operations:
     Net earnings                                                     59,999           51,093
     Adjustments to reconcile net earnings to net cash
          provided by operating activities:
               Depreciation and amortization                         159,002          146,354
               Deferred taxes                                          6,485           26,725
               Change in accounts receivable                         (15,937)          28,627
               Change in inventories                                   3,679          (13,577)
               Change in other current assets                        (20,406)           9,503
               Change in accounts payable                            (50,297)         (30,284)
               Other operating activities                             (6,997)         (18,699)
                                                                  ----------       ----------
Total from continuing operations                                     135,528          199,742
Net operating activities of discontinued operations                    1,576          (25,945)
                                                                  ----------       ----------
Net Cash Provided by Operating Activities                            137,104          173,797
                                                                  ----------       ----------
Cash Flows from Investing Activities:
Continuing Operations:
     Capital expenditures                                           (315,544)        (187,261)
     Acquisition of businesses, net of cash acquired                 (45,345)            (890)
     Geophysical data, net                                           (14,404)         (59,802)
     Other investing activities                                       (1,366)          12,563
                                                                  ----------       ----------
Total from continuing operations                                    (376,659)        (235,390)
Net investing activities of discontinued operations                 (405,705)         (15,837)
                                                                  ----------       ----------
Net Cash Used in Investing Activities                               (782,364)        (251,227)
                                                                  ----------       ----------
Cash Flows from Financing Activities:
Continuing Operations:
     Proceeds from borrowings                                        598,979              609
     Receivable from UNOVA, Inc.                                    (120,426)          (1,586)
     Repayment of long-term obligations                              (49,801)              --
     Issuance of common stock                                         14,570           12,602
     Other financing activities                                        4,617           (1,317)
                                                                  ----------       ----------
Total from continuing operations                                     447,939           10,308
Net financing activities of discontinued operations                  197,220           63,559
                                                                  ----------       ----------
Net Cash Provided by Financing Activities                            645,159           73,867
                                                                  ----------       ----------
Decrease in Cash and Cash Equivalents                                   (101)          (3,563)
                                                                  ----------       ----------
Cash and Cash Equivalents at End of Period                        $   16,195       $    9,651
                                                                  ----------       ----------
                                                                  ----------       ----------
Supplemental disclosure of cash flow information
     Interest paid                                                $   28,651       $   23,342
     Income taxes paid                                            $   35,966       $    4,247

See accompanying notes to consolidated financial statements.

                                  WESTERN ATLAS INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED SEPTEMBER 30, 1997

1. The amounts included in this report are unaudited; however in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of operating results for the entire year.

2. On May 4, 1997, the Company's Board of Directors approved, in principle, a plan to distribute to Western Atlas Inc. ("WAI") shareholders all of the outstanding common stock of UNOVA, Inc. ("UNOVA"), a wholly owned subsidiary of WAI. UNOVA will own and conduct all of WAI's industrial automation systems operations, which include its automated data collection ("ADC") and manufacturing systems businesses. On October 31, 1997, subsequent to the end of the third quarter, each WAI shareholder of record on October 24, 1997, received an equivalent number of shares of UNOVA common stock. The distribution of such stock is expected to be tax free to WAI and its shareholders. Concurrent with the distribution, UNOVA repaid WAI for intercompany indebtedness totaling $230 million. WAI used the funds to repay certain short-term borrowings.

    The consolidated financial statements of WAI and related notes thereto have been restated to present the operations of UNOVA as discontinued. Interest expense attributable to UNOVA and therefore reclassified to discontinued operations in the Company's consolidated statements of operations is as follows: $6.5 million and $2.9 million for the three months ended September 30, 1997 and 1996, respectively; and $15.7 million and $8.6 million for the nine months ended September 30, 1997 and 1996, respectively. Interest income attributable to UNOVA is as follows: $0.8 million and $0.8 million for the three months ended September 30, 1997 and 1996, respectively; and $3.0 million and $3.5 million for the nine months ended September 30, 1997 and 1996, respectively. Corporate general and administrative costs of the Company have not been allocated to UNOVA for any of the presented periods.

    Net assets of UNOVA as of September 30, 1997 and December 31, 1996 are as follows:

                                       SEPTEMBER 30,       DECEMBER 31,
                                           1997                1996
                                       --------------------------------
                                              (THOUSANDS OF DOLLARS)

   Current assets                      $  756,270          $  695,791
   Noncurrent assets                      593,951             378,002
                                       ----------          ----------
   Total assets                         1,350,221           1,073,793
                                       ----------          ----------
   Current liabilities                    642,176             429,770
   Noncurrent liabilities                  88,507              69,515
                                       ----------          ----------
   Total liabilities                      730,683             499,285
                                       ----------          ----------
   Net assets                          $  619,538          $  574,508
                                       ----------          ----------
                                       ----------          ----------

3. The Company acquired Norand Corporation ("Norand") on March 3, 1997, and United Barcode Industries ("UBI") on April 4, 1997. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. UBI is a European based ADC company headquartered in Sweden, with fiscal 1996 sales of approximately $100 million. These companies are currently being integrated into the ADC business of the Company's industrial automation systems operations, which is included in discontinued operations. Both transactions were funded using a combination of committed credit facilities, short-term uncommitted credit lines and excess cash. The purchase method of accounting was used to record these acquisitions and, accordingly, the acquisition costs (approximately $280 million and $107 million for Norand and UBI, respectively) were allocated to the net assets acquired based upon their relative fair values. Such allocation assigned $203 million to in-process research and development activities, $156 million to goodwill (to be amortized over 25 years using the straight-line method), and $29 million to other intangibles (to be amortized over periods ranging from 4 to 18 years using the straight-line method). During the second quarter, the Company expensed the amounts assigned to in-process research and development in accordance with Financial Accounting Standards Board Interpretation No. 4.

    The Company acquired the remaining 51% of Honsberg, a German machine tool maker, in the second quarter of 1997. The original 49% of Honsberg was acquired during 1995.

    In May 1997, the Company acquired Sungroup Energy Services Company ("Sun"), a Canadian well-logging, production testing and completion services provider. Sun had revenues in excess of $30 million in 1996.

    Subsequent to the end of the third quarter, the Company completed the acquisitions of GeoSignal, Inc., a seismic data processing company, Seismic Resources, Inc., a provider of non-exclusive seismic surveys, and ParaMagnetic Logging, Inc., a well-logging research company. These acquisitions were made using Company common stock.

    The Company acquired the stamping, engineering and prototyping division of Modern Prototype Company in September 1997. Subsequent to the end of the third quarter, the Company signed a letter of intent to acquire Goldcrown Machinery, Inc., a manufacturer of precision centerless grinding systems. This letter of intent was transferred to UNOVA as part of the spin-off.

4. In July 1997, the Company established a commercial paper ("CP") program. The CP program is secured by the committed credit facilities described below, and allows the Company to borrow up to $400 million at CP market rates with maturities up to 270 days. At September 30, 1997, $318 million was borrowed under the CP program at annual interest rates approximating 5.78%.

    As of September 30, 1997, the Company classified the outstanding balance under the CP program as well as certain other indebtedness which matures during the next twelve months, as long-term as the Company intends to refinance such obligations on a long-term basis.

    The Company currently has committed credit facilities with a group of banks which permit the borrowing of up to $400 million. The amount available under these facilities is reduced by the amount of CP borrowings outstanding, thus $82 million is currently available under these facilities.


5.  The components of inventory balances are summarized below:

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                    1997            1996
                                                 ---------------------------
                                                    (THOUSANDS OF DOLLARS)

Raw materials and work in process                  $ 35,616          $ 36,107
Finished goods                                        4,458             6,599
                                                   --------          --------
Net inventories                                    $ 40,074          $ 42,706
                                                   --------          --------
                                                   --------          --------

6.  Net interest expense is composed of the following:

                                 NINE MONTHS ENDED    THREE MONTHS ENDED
                                    SEPTEMBER 30,        SEPTEMBER 30,
                              ----------------------  ---------------------
                              1997           1996      1997        1996
                              ---------------------------------------------
                              (THOUSANDS OF DOLLARS)  (THOUSANDS OF DOLLARS)

Interest expense             $32,848        $24,381   $12,231        $ 7,915
Interest income               (1,366)        (1,099)     (376)          (198)
                             -------        -------   -------        -------
Net interest expense         $31,482        $23,282   $11,855        $ 7,717
                             -------        -------   -------        -------
                             -------        -------   -------        -------

                                  WESTERN ATLAS INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On May 4, 1997, the Company's Board of Directors approved, in principle, a plan to distribute to Western Atlas Inc. ("WAI") shareholders all of the outstanding common stock of UNOVA, Inc. ("UNOVA"), a wholly owned subsidiary of WAI. UNOVA will own and conduct all of WAI's industrial automation systems operations, which include its automated data collection and manufacturing systems businesses. On October 31, 1997, subsequent to the end of the third quarter, each WAI shareholder of record on October 24, 1997, received an equivalent number of shares of UNOVA common stock. The distribution of such stock is expected to be tax free to WAI and its shareholders.

The operations of UNOVA were reported as discontinued operations in the Company's consolidated financial statements. Corporate general and administrative costs of the Company were not allocated to UNOVA for any of the periods presented. Management estimates that approximately 85% of general corporate and administrative costs are attributable to UNOVA. Furthermore, estimated spin-off related costs of $8.35 million were accrued in continuing operations during the second quarter of 1997.


Sales and service revenues and segment profit of continuing operations, reflecting the Oilfield Services segment, and the amounts included within discontinued operations, reflecting the Industrial Automation Systems segment, are summarized below. The $203 million charge for acquired in-process research and development is excluded from the operating profit of the Industrial Automation Systems segment in the 1997 nine-month period presented below:


                                  NINE MONTHS ENDED       THREE MONTHS ENDED
                                    SEPTEMBER 30,           SEPTEMBER 30,
                              ---------------------      --------------------
                                  1997        1996          1997        1996
                              ---------------------      --------------------
                              (THOUSANDS OF DOLLARS)     (THOUSANDS OF DOLLARS)
SALES AND SERVICE REVENUES

    Oilfield Services        $1,218,665     $1,034,047     $420,214  $362,571
                             ----------     ----------     --------  --------
                             ----------     ----------     --------  --------
    Industrial Automation
    Systems                  $1,094,104     $  814,502     $361,761  $310,031
                             ----------     ----------     --------  --------
                             ----------     ----------     --------  --------
SEGMENT OPERATING PROFIT

    Oilfield Services        $  155,562     $  128,158     $ 62,085  $ 51,291
                             ----------     ----------     --------  --------
                             ----------     ----------     --------  --------
    Industrial Automation
    Systems                  $   90,870     $   68,309     $ 30,200  $ 26,255
                             ----------     ----------     --------  --------
                             ----------     ----------     --------  --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONTINUING OPERATIONS:

The Company's Oilfield Services segment, which represents continuing operations, reported higher sales and service revenues and operating profit in the current three and nine months compared with the corresponding prior periods. Increases were driven primarily by the expansion of the segment's seismic operations due to clients' increasing emphasis on exploration projects in response to the continuing rise in the worldwide demand for energy. The Company's wireline business also experienced worldwide growth as a result of the introduction of a new generation of logging tools and services. Oilfield Services' operating margins were comparable to those of the corresponding prior periods.

During the second quarter of 1997, the Company completed major upgrades on three large-capacity seismic vessels. These upgrades included the equipping of vessels with additional streamers, new automated streamer deployment and retrieval systems, as well as new seismic data acquisition/processing systems. One of the vessels is the first in the world to utilize the Company's new proprietary seismic solid-streamer technology. North Sea exploration surveys performed in the third quarter successfully demonstrated the superior productivity of these upgrades.

The Company acquired Sungroup Energy Services Company ("Sun"), a Canadian well-logging, production testing and completion services provider, in May 1997. Sun had revenues in excess of $30 million in 1996.

Subsequent to the end of the third quarter, the Company completed the acquisitions of GeoSignal, Inc., a seismic data processing company, Seismic Resources, Inc., a provider of non-exclusive seismic surveys, and ParaMagnetic Logging, Inc., a well-logging research company. These acquisitions were made using Company common stock.

DISCONTINUED OPERATIONS:

The Industrial Automation Systems segment, which represents discontinued operations, reported higher sales and service revenues and operating profit (excluding from the 1997 nine-month period the $203 million second quarter charge for acquired in-process research and development for the three and nine months compared with the corresponding prior periods). The Manufacturing Systems operations reported higher sales and service revenues and operating profit in the current nine months compared with the corresponding prior period, due primarily to an increase in the proportion of projects moving into installation and final delivery phases.

The Company acquired Norand Corporation ("Norand") on March 3, 1997, and United Barcode Industries ("UBI") on April 4, 1997. Norand designs, manufactures and markets mobile computing systems and wireless data communications networks using radio frequency technology. UBI is a European based ADC company headquartered in Sweden, and had fiscal 1996 sales of approximately $100 million. These companies are currently being integrated into the ADC business of the Company's industrial automation systems operations. Both transactions were funded using a combination of WAI committed credit facilities, short-term uncommitted credit lines and excess cash. The purchase method of accounting was used to record these acquisitions

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


and, accordingly, the acquisition costs (approximately $280 million and $107 million for Norand and UBI, respectively) were allocated to the net assets acquired based upon their relative fair values. Such allocation assigned $203 million to in-process research and development activities, $156 million to goodwill (to be amortized over 25 years using the straight-line method), and $29 million to other intangibles (to be amortized over periods ranging from 4 to 18 years using the straight-line method). During the second quarter, the Company expensed the amounts assigned to in-process research and development in accordance with Financial Accounting Standards Board Interpretation No. 4.

The Company acquired the remaining 51% of Honsberg, a German machine tool maker, in the second quarter of 1997. The original 49% of Honsberg was acquired during 1995.

In September 1997, the Company acquired the stamping, engineering, and prototyping division of Modern Prototype Company. Subsequent to the end of the third quarter, the Company signed a letter of intent to acquire Goldcrown Machinery, Inc., a manufacturer of precision centerless grinding systems. This letter of intent was transferred to UNOVA as a part of the spin-off.

Revenues at Intermec, the Company's ADC/Mobile Computing business, reflected the acquisitions of Norand and UBI. Approximately $182 million of the revenue increase is attributable to the operations of these companies. The process of integrating the formerly separate organizations and the restructuring of these operations to focus on core technology areas caused a temporary negative impact on the operating margins of the combined entities.

LIQUIDITY AND CAPITAL RESOURCES

Continuing operations had cash and cash equivalents of $16.2 million at September 30, 1997, compared with $16.3 million at December 31, 1996. The cash and cash equivalents balance included within the net assets of UNOVA decreased from $149.5 million at December 31, 1996 to $13.4 million at September 30, 1997 primarily as a result of the Norand acquisition.

Overall Company debt, including both continuing and discontinued operations, increased from $545.6 million at December 31, 1996 to $1,114.0 million at September 30, 1997 due in part to the use of a combination of committed credit facilities and short-term uncommitted credit lines to fund the Norand and UBI acquisitions. The remaining increase is primarily attributable to capital expenditures and working capital needs of the continuing operations. The short-term borrowings currently bear interest at an annual rate of approximately 5.77%, and have current maturities of up to 92 days.

In July 1997, the Company established a commercial paper ("CP") program. The CP program is secured by the committed credit facilities described below, and allows the Company to borrow up to $400 million at CP market rates with maturities up to 270 days. At September 30, 1997, $318 million was borrowed under the CP program at annual interest rates approximating 5.78%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of September 30, 1997, the Company classified the outstanding balance under the CP program, as well as certain other indebtedness which matures during the next twelve months, as long-term since the Company intends to refinance such obligations on a long-term basis.

The Company currently has committed credit facilities with a group of banks which permit the borrowing of up to $400 million. The amount available under these facilities is reduced by the amount of CP borrowings outstanding, thus $82 million was available under these facilities at September 30, 1997. The Company expects that cash flow from operations, along with available borrowing capacity, will be adequate to meet capital expenditure and working capital requirements.

On October 31, concurrent with the distribution of UNOVA common stock, UNOVA repaid WAI for intercompany indebtedness totaling $230 million. WAI used the funds to repay certain short-term borrowings.

The statements contained in this Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report and in the 1996 Annual Report, including, without limitation, the portions of such reports under the caption referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

                             PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K: No reports on Form 8-K have been filed by the Registrant during the quarter ended September 30, 1997.

(b) See Exhibit Index included herein on page 15.

                                  WESTERN ATLAS INC.
                                  INDEX TO EXHIBITS

EXHIBIT NO.                 DESCRIPTION OF EXHIBIT

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

  4.4 Rights Agreement, dated as of August 17, 1994 between Western Atlas Inc. and Chemical Trust Company of California, as Rights Agent, which includes the form of Certificate of Designations setting forth the terms of the Series A Junior Participating Preferred Stock, par value $1.00 per share, of Western Atlas Inc., as Exhibit A; the form of Right Certificate, as Exhibit B; and the Summary of Rights to Purchase Preferred Shares, as Exhibit C, filed as Exhibit 4 to the Company's August 17, 1994 current report on Form 8-K, and incorporated herein by reference. Pursuant to the Rights Agreement, printed Right Certificates will not be mailed until as soon as practicable after the earlier of the tenth day after the public announcement that a person or group has acquired beneficial ownership of 15% or more of the Common Shares or the tenth business day (or such later date as may be determined by action of the Board of Directors) after a person commences, or announces its intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% of the Common Shares.

  4.5 $400,000,000 Amended and Restated Credit Agreement dated as of March 19, 1997, among Western Atlas Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York as Agent, and Bank of America National Trust and Savings Association, The Bank of New York, CIBC Inc., The Chase Manhattan Bank, The First National Bank of Chicago, NationsBank of Texas, N.A., and Wells Fargo Bank, N.A. as Co-Agents, filed as exhibit 4.6 to the Company's March 31, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

  4.6 Amendment No. 1 to the Amended and Restated Credit Agreement dated as of June 30, 1997, among Western Atlas Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York as Agent, and Bank of America National Trust and Savings Association, The Bank of New York, CIBC Inc., The Chase Manhattan Bank, The First National Bank of Chicago, NationsBank of Texas, N.A., and Wells Fargo Bank, N.A. as Co-Agents, filed as Exhibit 4.7 to the Company's June 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

  4.7 Amendment No. 2 to the Amended and Restated Credit Agreement dated as of September 19, 1997, among Western Atlas Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York as Agent, and Bank of America National Trust and Savings Association, The Bank of New York, CIBC Inc., The Chase Manhattan Bank, The First National Bank of Chicago, NationsBank of Texas, N.A., and Wells Fargo Bank, N.A. as Co-Agents, included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

  4.8 Other instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

 10.1 Western Tax Agreement made as of March 17, 1994, between Litton Industries, Inc., and Western Research Holdings, Inc., filed as
         Exhibit 10.9 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

 10.2 Change in Control Employment Agreements dated as of March 17, 1994, between Western Atlas Inc., and each of Alton J. Brann, John R. Russell and Norman L. Roberts, filed as Exhibit 10.11 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

 10.3 Change in Control Employment Agreements dated as of November 16, 1995, between Western Atlas Inc., and each of Orval F. Brannan and Damir S. Skerl, filed as exhibit 10.20 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference.

 10.4 Western Atlas Inc. Director Stock Option Plan, filed as Exhibit 10.12 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

 10.5    Western Atlas International, Inc. Benefit Restoration Plan (Filed as
         Exhibit 100 to Amendment No. 2, filed with the Commission on January 19, 1994 ("Amendment No. 2"), to the Company's Registration Statement on Form 10 No. 1-12430 filed with the Commission on October 12, 1993, and incorporated herein by reference.)

 10.6    Western Atlas International, Inc., Supplemental Retirement Plan
         (Filed as Exhibit 10P to Amendment No. 1, filed with the Commission on December 13, 1993 ("Amendment No. 1"), to the Company's Registration Statement on Form 10 No. 1-12430 filed with the Commission on October 12, 1993, and incorporated herein by reference.)

 10.7 Western Atlas Inc. Restoration Plan (Filed as Exhibit 10U to Amendment No. 2 and incorporated herein by reference.)

 10.8 Resolutions adopted by Board of Directors of Western Atlas Inc. on March 17, 1994, with respect to Incentive Loan Program and form of promissory note to evidence loans made thereunder, filed as Exhibit
         10.20 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

 10.9    Western Atlas Inc. Deferred Compensation Plan for Directors, filed as exhibit 10.22 to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.

10.10    Western Atlas Inc. Individual Performance Award Plan, filed as exhibit
         10.23 to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.

10.11    Western Atlas Inc. 1995 Incentive Compensation Plan, filed as exhibit
         10.24 to the Company's 1994 Annual Report on Form 10-K and incorporated herein by reference.

10.12 Western Atlas Inc. Supplemental Executive Retirement Plan, as amended January 1, 1997, filed as Exhibit 10.18 to the Company's June 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

10.13 Employment Agreement dated as of December 9, 1995, between Western Atlas Inc., and Clayton A. Williams, filed as exhibit 10.22 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference.

10.14 Western Atlas Inc. 1993 Stock Incentive Plan, as amended on February 13, 1996, filed as exhibit 10.23 to the Company's 1995 Annual Report on Form 10-K and incorporated herein by reference.

10.15 Consulting Agreement dated as of August 1, 1996, between Western Atlas Inc., and Joseph T. Casey, filed as exhibit 10.21 to the Company's 1996 Annual Report on Form 10-K and incorporated herein by reference.

10.16 Change of Control Employment Agreement dated as of July 8, 1997, between Western Atlas Inc., and Richard C. White, included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

10.17 Change of Control Employment Agreement dated as of August 18, 1997, between Western Atlas Inc., and William H. Flores, included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

10.18 Distribution and Indemnity Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc., included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

10.19 Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA, Inc., included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

10.20 Intellectual Property Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA, Inc., included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

10.21 Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc., and UNOVA, Inc., included in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

11       Statement of Computation of Earnings per share included herein on page
         19.

27 Financial Data Schedule (filed only electronically with the Securities and Exchange Commission).


                                                       WESTERN ATLAS INC.
                                PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                                           (thousands of dollars, except per share data)


                                                           NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                                   -------------------------------          --------------------------------
                                                      1997                 1996                1997                 1996
                                                   -----------         -----------          -----------         ------------
EARNINGS PER SHARE
  Earnings from Continuing Operations              $    59,999         $    51,093          $    27,295         $     22,120
   (Loss) Earnings from Discontinued
    Operations                                        (157,750)             37,954               14,130               14,390
                                                   -----------         -----------          -----------         ------------
  Net (Loss) Earnings                              $   (97,751)        $    89,047          $    41,425         $     36,510
                                                   -----------         -----------          -----------         ------------
                                                   -----------         -----------          -----------         ------------

  Primary (loss) earnings per share
   Continuing Operations                                $ 1.09              $ 0.94               $ 0.49               $ 0.41
   Discontinued Operations                               (2.86)               0.70                 0.26                 0.26
                                                   -----------         -----------          -----------         ------------
            Total                                      ($ 1.77)             $ 1.64               $ 0.75               $ 0.67
                                                   -----------         -----------          -----------         ------------
                                                   -----------         -----------          -----------         ------------
  Fully diluted (loss) earnings per share
   Continuing Operations                                $ 1.08              $ 0.94               $ 0.49               $ 0.41
   Discontinued Operations                               (2.84)               0.70                 0.25                 0.26
                                                   -----------         -----------          -----------         ------------
            Total                                      ($ 1.76)             $ 1.64               $ 0.74               $ 0.67
                                                   -----------         -----------          -----------         ------------
                                                   -----------         -----------          -----------         ------------

SHARES USED IN PRIMARY
EARNINGS PER SHARE COMPUTATION

  Weighted average common shares
   outstanding                                      54,042,172          53,436,447           54,024,795          53,584,546
  Common stock equivalents                           1,174,713             938,130            1,300,314             884,666
                                                   -----------         -----------          -----------         ------------
  Common and common equivalent
   shares - primary                                 55,216,885          54,374,577           55,325,109          54,469,212
                                                   -----------         -----------          -----------         ------------
                                                   -----------         -----------          -----------         ------------

SHARES USED IN FULLY DILUTED
EARNINGS PER SHARE COMPUTATION

  Common and common equivalent
   shares - primary                                 55,216,885          54,374,577           55,325,109          54,469,212
  Additional potentially dilutive
   effect of stock options                             278,974              77,800              112,614              62,554
                                                   -----------         -----------          -----------         ------------
  Common and common equivalent
   shares - fully diluted                           55,495,859          54,452,377           55,437,723          54,531,766
                                                   -----------         -----------          -----------         ------------
                                                   -----------         -----------          -----------         ------------

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       WESTERN ATLAS INC.
                                       (Registrant)




                                       By /s/   William H. Flores
                                         ------------------------
                                         William H. Flores
                                         Senior Vice President and
                                         Chief Financial Officer







November 12, 1997