Form 10-K
period 1997-12-31
WESTERN ATLAS INC
filed 1998-03-06
CIK 913340

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 972-4000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                            WHICH REGISTERED
         -------------------                            ----------------
  Common Stock, par value $1 per share              New York Stock Exchange
                                                     Pacific Stock Exchange
Rights to Purchase Series A Junior Participating    New York Stock Exchange
           Preferred Stock                           Pacific Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On February 25, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates was $3.9 billion.

     On February 25, 1998, there were 54,692,709 shares of Common Stock outstanding.

     The information required by Part III of this report is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

--------------------------------------------------------------------------------
================================================================================

                               WESTERN ATLAS INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                                           Page
                                                                                                           ----
Forward-Looking Information and Risk Factors.........................................................        1

PART I

Item 1:       Business...............................................................................        5
Item 2:       Properties.............................................................................        8
Item 3:       Legal Proceedings......................................................................        8
Item 4:       Submission of Matters to a Vote of Security Holders....................................        8

PART II

Item 5:       Market for the Registrant's Common Equity and Related Stockholder Matters..............        9
Item 6:       Selected Financial Data................................................................       10
Item 7:       Management's Discussion and Analysis of Financial Condition and Results of
              Operations.............................................................................       11
Item 7A:      Quantitative and Qualitative Market Risk Disclosures...................................       15
Item 8:       Financial Statements and Supplementary Data............................................       16
Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.............................................................................       16

PART III

Item 10:      Directors and Executive Officers of the Registrant.....................................       17
Item 11:      Executive Compensation.................................................................       17
Item 12:      Security Ownership of Certain Beneficial Owners and Management.........................       17
Item 13:      Certain Relationships and Related Transactions.........................................       17

PART IV

Item 14:      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................       18

Signatures    .......................................................................................       21


                               WESTERN ATLAS INC.

                         1997 ANNUAL REPORT ON FORM 10-K

                  FORWARD-LOOKING INFORMATION AND RISK FACTORS

This report of Western Atlas Inc. (the "Company" or "WAI") may include forward-looking statements, including statements in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item
1. Business," "Item 2. Properties," "Item 3. Legal Proceedings," and "Item 7A. Quantitative and Qualitative Market Risk Disclosures," regarding estimated future net revenue; planned capital expenditures (including the amount and nature thereof); the Company's financial position, results of operations, and cash flows; business strategy; and other plans and objectives for future operations. Such statements are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," "may," and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized, or even if substantially realized, that they will have the expected effects on its business or operations. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to dependence upon oil and gas industry spending, worldwide prices and demand for oil and gas, the presence of competitors with greater financial and other resources, technological changes and developments, operating risks inherent in the oilfield services industry, operating risks related to oil and gas exploration and production activities, regulatory uncertainties, worldwide political stability and economic conditions, operating risks associated with international activity, and other factors set forth among the risk factors noted below or in the description of the Company's business in Item 1 of this report. All subsequent oral and written forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

INDUSTRY CONDITIONS

Demand for the Company's services depends largely upon the level of spending by oil and gas companies for exploration, production, development, and field management activities. These activities depend in part on current and expected oil and gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of leases and concessions for worldwide oil and gas exploration, the discovery rate of new oil and gas reservoirs, domestic and international political, regulatory, and economic conditions, and the ability of oil and gas companies to obtain capital. In addition, a decrease in oil and gas expenditures could result from such factors as unfavorable tax and other legislation or uncertainty concerning national energy policies. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, political conditions in the Middle East and other oil and gas producing regions of the world, the foreign supply of oil and gas, and overall economic conditions. Beginning in 1981, a sharp decline in oil and gas prices led to a worldwide reduction in oil and gas activities. This decline resulted in a significant reduction in the overall demand for oilfield services. Although demand for oilfield services has increased over the past few years, no assurance can be given that current levels of oil and gas activities will be maintained or that demand for the Company's services will reflect the level of such activities. Decreases in oil and gas activities could adversely affect the demand for the Company's services and the Company's results of operations. Any significant decline in oil and gas prices such as occurred in the 1980s could cause the Company to alter its capital spending plans and adversely affect its ability to maintain its competitive position. In late 1997, worldwide oil prices declined approximately 20% from earlier levels. Thus far, the Company believes that this decline has not had an adverse impact on its business. In the event, however, that oil prices decline further or current pricing conditions continue for an extended period of time, such events could have a material adverse impact on the Company's revenue and profit.

RISKS INHERENT IN INTERNATIONAL OPERATIONS

Over two-thirds of the Company's revenue in 1997 and 1996 was derived from operations outside the United States. As a result, the Company is subject to certain risks inherent in doing business internationally. In addition to unpredictable operating risks, such risks include the possibility of unfavorable changes in tax or other laws, partial or total expropriation, the disruption of operations from labor and political disturbances, trade embargoes or sanctions, insurrection or war, the effect of partial local ownership requirements in certain countries, currency exchange rate fluctuations, and restrictions on currency repatriation. Further, the ability of the Company to compete in international markets may be adversely affected by import duties and fees, foreign taxes, foreign governmental regulations that favor or require the awarding of contracts to local contractors, or regulations requiring foreign contractors to employ citizens of or purchase supplies from a particular jurisdiction. In addition, United States law imposes a variety of trade sanctions restricting the Company's ability to conduct business in restricted countries. Discussions have occurred and may continue in the United States Congress and Administration concerning further trade sanctions in markets that may adversely impact the Company in the future.

To minimize currency risks, the Company generally denominates its contracts in U.S. dollars or other currencies that it believes to be stable. When the Company's operations require it to denominate contracts in currencies other than such currencies, the Company attempts to structure such foreign currency-denominated contracts so that foreign receipts do not exceed planned in-country expenditures of performing such contracts. While the Company employs certain policies intended to reduce the risk associated with exchange rate fluctuations, there can be no assurance that such policies will be effective or that fluctuations in the value of non-U.S. currencies will not materially affect the Company's operating results in the future.

The Company also obtains insurance against war, expropriation, confiscation, and nationalization when such insurance is available and when management considers it advisable. Such coverage is not always available, and when available, is sometimes subject to unilateral cancellation by the insuring companies on short notice. In addition, the Company's international operations may be in part dependent upon the projects of foreign government-owned oil and gas companies. Significant changes in the policies of such foreign governments could reduce the expenditures of such companies on these projects and result in an unfavorable impact on the operating results of the Company.

ENVIRONMENTAL AND OTHER REGULATIONS

The Company's operations are subject to a variety of foreign, federal, state and local laws, and regulations, including laws and regulations relating to the protection of human health and the environment. Violation of these laws and regulations may result in civil and even criminal penalties. Currently, the Company is required to invest financial and managerial resources to comply with such laws, regulations, and related permit requirements in its operations and anticipates that it will continue to do so in the future. The Company's seismic data acquisition contracts typically require customers to obtain all necessary permits. Conversely, the acquisition of multiclient seismic data may require the Company to obtain required permits. Failure to obtain required permits in a timely manner may result in crew downtime and operating losses. Although the Company's cost of complying with governmental laws and regulations, including environmental laws and regulations, has not been significant to date, there can be no assurance that environmental or other laws and regulations will not change in the future or that the Company will not incur significant costs related to its compliance with such laws and regulations in the future performance of its operations. The modification of existing laws or regulations or the adoption of new laws or regulations curtailing oil and gas exploration or imposing more stringent restrictions on seismic data acquisition operations could adversely affect the Company.

UNCERTAINTY OF PROTECTION OF PATENTS, TRADEMARKS, SERVICE MARKS, COPYRIGHTS, AND PROPRIETARY RIGHTS

The Company relies on a combination of patents, copyrights, trademarks, service marks, trade secret protection, confidentiality agreements, and licensing arrangements (collectively referred to as "intellectual property") to establish and protect its proprietary rights. The Company's success will depend, in part, on its ability to maintain and preserve its intellectual property and to operate without infringing the intellectual property of third parties. Despite the Company's efforts to safeguard and maintain these proprietary rights, there can be no assurance that the Company will be successful or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies. In addition, the Company could incur substantial costs in defending against suits brought against it by others for infringement of intellectual property rights or in prosecuting suits that the Company might bring against other parties to protect its intellectual property rights.

CAPITAL STRUCTURE, CASH FLOW, AND ACQUISITIONS

As of December 31, 1997, the Company's consolidated indebtedness totaled approximately $808 million and constituted approximately 48% of its total capital. As demand grows for the Company's services, it is generally required to spend significant amounts of capital for (i) research and technology; (ii) property, plant and equipment; (iii) exploration and production related expenditures; and (iv) acquisitions of multiclient seismic data. Management expects that these expenditures will exceed the Company's cash flow from operations through 1999. During this period, the Company expects to fund these capital needs from internal cash flows, additional borrowings, and, possibly, through sales of debt and/or equity securities.

One of the Company's strategies is to grow externally by acquiring businesses that (i) add new technologies and capabilities to its core businesses, (ii) improve its presence in selected markets, (iii) complement its existing businesses and (iv) allow the Company to enhance its participation in the emerging life-of-field reservoir management opportunities. To the extent that the Company is successful in this regard, it may be required to raise substantial funds to finance such acquisitions. There can be no assurance that the Company will be able to obtain any such financing or that, if available, such financing will be on terms acceptable to the Company. Depending upon the circumstances of particular acquisitions, the Company may fund any such acquisitions through the issuance of common stock or other equity securities, or, to the extent permitted by the Company's debt covenants, with additional borrowed funds. There can be no assurance that attractive acquisitions will be available to the Company at reasonable prices or that the Company will successfully integrate the operations and assets of any acquired business with its own or that the Company's management will be able to manage effectively the increased size of the Company or operate a new line of business. Any inability on the part of the Company to integrate and manage acquired businesses could have a material adverse effect on the Company's results of operations and financial condition. Acquisitions may result in potentially dilutive issuances of equity securities, reduced operating margins, increased interest expense, or increased financial leverage, any of which could have a material adverse effect on the Company's operating results.

CAPITAL INTENSIVE BUSINESS; RISK OF TECHNOLOGICAL OBSOLESCENCE

The Company's business is capital intensive. The development of seismic data acquisition and logging equipment has been characterized by rapid technological advancements in recent years. The Company expects this trend to continue. There can be no assurance that manufacturers of seismic data acquisition equipment and the Company's competitors, who, like the Company, manufacture their own logging equipment, will not develop new systems that have competitive advantages over systems now in use that either render the Company's current equipment obsolete or require the Company to make significant capital expenditures to maintain its competitive position. The Company intends to maintain and periodically upgrade its equipment and other revenue-producing assets to maintain its competitive position. If the Company is unable to access the capital necessary to meet the aforementioned needs, it may have a material adverse effect upon the Company's competitive position.

In addition, some of the Company's data processing or technological techniques or procedures could be rendered obsolete by developments of a competitor which could require the Company to make substantial research, technology, and software expenditures to maintain its competitive position.

The Company's ability to compete is highly dependent upon, among other things, its ability to provide products and services of a competitive quality. Historically, significant technological changes have occurred in the Company's businesses and the Company is dependent on its ability to keep pace with changes and improvements in applicable technology. To the extent that the Company's competitors develop new technology which is not available to the Company, the Company's competitive position could be adversely affected.

INVESTMENT IN MULTICLIENT SEISMIC DATA

The Company has invested significant amounts in acquiring and processing multiclient seismic data that is owned by the Company, and it expects to continue doing so for the foreseeable future. Although the Company normally obtains prefunding commitments for a portion of the cost of acquiring and processing such surveys, future data licensing to multiple customers may not fully recoup the Company's costs. Factors affecting the Company's ability to recoup its costs include possible reduction in customer demand for multiclient seismic data, and technological, regulatory, and other industry or general economic developments, any of which could render all or portions of the Company's library of multiclient seismic data obsolete or otherwise impair its value. In addition, the timing of multiclient seismic data licensing typically varies significantly from period to period compared to revenue from surveys performed on an exclusive contract basis for a single customer.

COMPETITION

The Company operates in the highly competitive oilfield services industry. The Company believes that it has three major competitors for its Western Geophysical division and two major competitors for its Western Atlas Logging Services division. Competitive factors include price, experience, availability, technological expertise, performance, and reputation for dependability. Certain of the Company's major competitors have substantially greater revenue than the Company or are subsidiaries or divisions of major industrial enterprises having far greater financial and other resources than the Company. Such resources may enable these competitors to maintain technological and certain other advantages relating to costs that may provide them with an advantage over the Company in bidding for contracts. There can be no assurance that the Company will be able to compete successfully against competitors for contracts to conduct its services. The Company also competes to attract and retain qualified personnel in the oilfield services industry. There can be no assurance that the Company will be able to attract or retain the qualified personnel that it needs to conduct its services.

OPERATING RISKS; INSURANCE; HIGH FIXED COSTS

The Company's activities often involve operating under extreme environmental and other hazardous conditions, and require that the Company establish its own operational infrastructure in certain developing areas of the world. In addition, certain of the Company's operations are subject to all of the operating risks normally associated with the exploration and production of oil and gas, including blowouts, cratering, and fire. Accordingly, the Company's operations are subject to risks of loss to property and injury to persons due to such conditions. Although the Company carries insurance against these risks in amounts that it considers adequate, the Company may not be able to obtain insurance against all risks in its business or for certain equipment located from time to time in certain areas of the world. The occurrence of a single significant event or a series of smaller, but still significant, events, for which the Company is not fully insured, could have a material adverse effect on the Company's financial position. Because of the high fixed costs involved in the major components of the Company's business, downtime due to reduced demand, weather interruptions, equipment failures, hazardous conditions, or other causes can result in significant operating losses.

CONCENTRATION OF OWNERSHIP OF COMMON STOCK

As of December 31, 1997, approximately 69% of the Company's Common Stock was owned by ten shareholders of record. Of these shareholders, Unitrin, Inc. held 23.2% of the Company's then outstanding Common Stock. Sales or attempted sales of the Common Stock held by one or more of these entities could adversely affect the value of the Company's equity securities.

DIVIDEND POLICY

The Company does not expect to pay dividends in the near future. The Company expects to retain any earnings to finance the operations and expansion of the Company's business. The dividend policy of the Company may be reviewed from time to time and is set by the Company's board of directors at its sole discretion. The payment of future dividends, if any, depends on the Company's operating results, financial requirements and other factors deemed relevant from time to time at the sole discretion of the Company's board of directors.

ANTITAKEOVER MATTERS

The Company's Restated Certificate of Incorporation, By-laws, and Share Purchase Rights Plan and Delaware law include a number of provisions that may have the effect of delaying, deferring, or preventing a change in the control or management of the Company or encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with the Company's board of directors rather than pursue non-negotiated takeover attempts. The foregoing provisions may deter any potential unsolicited or unfriendly offers or other efforts to obtain control of the Company and could deprive shareholders of opportunities to realize a premium on their Common Stock.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Western Atlas Inc. (the "Company" or "WAI") is a leading supplier of oilfield services and reservoir information technologies for the worldwide oil and gas industry. It operates primarily through three divisions: Western Geophysical, Western Atlas Logging Services, and E&P Services. The Company specializes in land, marine and transition-zone seismic data acquisition and processing services; well-logging and completion services; and reservoir characterization and project management services. The Company's revenues have grown from approximately $1.3 billion in 1995 to approximately $1.7 billion in 1997, an increase of 29%. During this period, earnings before interest, taxes, depreciation, depletion, and amortization ("EBITDA") grew from approximately $408 million to approximately $570 million, an increase of 29%. For the year ended December 31, 1997, the Company's international activity generated revenue and operating profit of $1,129 million and $119 million, respectively. Domestic activity produced revenue and operating profit of $529 million and $82 million, respectively. See Note L of Notes to the Consolidated Financial Statements for financial information by geographic area.

The Company, through its predecessors, has provided services to the oil and gas industry since 1932 and was incorporated in Delaware as a wholly-owned subsidiary of Litton Industries, Inc. ("Litton") in 1984. Later, the Company became a publicly-traded company in March 1994, concurrent with the distribution of its common stock, $1.00 par value (the "Common Stock"), to the shareholders of Litton in a tax-free spin-off. On October 31, 1997, WAI distributed all of the shares of UNOVA, Inc. ("UNOVA"), its then wholly-owned industrial automation systems subsidiary, as a stock dividend to the Company's shareholders of record on October 24, 1997, in a transaction structured as a tax-free spin-off (the "Spin-off"). As a result of the Spin-off, UNOVA became an independent publicly-traded company. See Notes B and K of Notes to the Consolidated Financial Statements.

The Company's strategy is to maximize shareholder value by providing value-added solutions for its customers, maintaining operational excellence, and pursuing internal and external growth. The Company's reservoir information solutions enable customers to more quickly locate hydrocarbons, mitigate exploration, development, and production risks, and maximize returns. Western Atlas intends to maintain and enhance its significant market positions in its core businesses by continuing to invest substantial amounts of intellectual and financial capital into new services, products, and technologies. In addition, the Company strives to maintain the high standards of safety and environmental compliance applicable to the Company's operations.

During 1997, the Company consummated four business acquisitions with respect to the industrial automation systems operations that were spun off with UNOVA and five acquisitions with respect to the Company's oilfield services business. Information related to business acquisitions, investments, and dispositions is set forth below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note C of Notes to the Consolidated Financial Statements.

The following information regarding the Company's business should be read in conjunction with the information provided above under "Forward-Looking Information and Risk Factors."

WESTERN GEOPHYSICAL

Western Geophysical ("WG") provides seismic data acquisition and processing services to help evaluate the oil and gas producing potential of the earth's sedimentary basins and locate productive zones. Seismic information reduces field development and production costs by reducing turnaround time, lowering drilling risks, and minimizing the number of wells necessary to explore and develop reservoirs.

In October 1997, the Company acquired all of the outstanding shares of capital stock of and merged GeoSignal, Inc., a seismic data processing company, and Seismic Resources, Inc., a provider of multiclient seismic data, into the Company in exchange for shares of Common Stock of the Company.

WESTERN ATLAS LOGGING SERVICES

Western Atlas Logging Services ("WALS") provides a broad range of downhole petrophysical and geophysical acquisition, processing, and analysis services to measure rock and fluid properties of subsurface formations. New-generation high-resolution logging instruments, coupled with faster data transmission techniques, have provided for the transfer of larger amounts of data from the borehole to the surface in less time. These new-generation tools, used in combination with other logging instruments and sensors to obtain simultaneous multiple measurements, have resulted in more accurate reservoir evaluation while reducing logging turnaround time, and consequently lowering drilling costs and risks.

In May 1997, the Company acquired Sungroup Energy Services Company, a Canadian well-logging, production testing, and completion services provider. Additionally, in December 1997, the Company acquired Heartland Kingfisher Inc., a Canadian well-logging company. ParaMagnetic Logging, Inc., a well-logging research company, was acquired in October 1997 in exchange for shares of Common Stock of the Company. These acquisitions are expected to provide growth opportunities for the Company in the cased-hole logging and perforating markets.

E&P SERVICES

E&P Services ("E&PS") seeks clients and partners for oil and gas exploration and production opportunities who will value the subsurface information technologies which E&PS possesses to exploit the full potential of hydrocarbon bearing properties. E&PS is organized into multidisciplinary project teams of geophysicists, geologists, and reservoir engineers that offer a wide range of experience in exploration and production techniques, including integrated geoscience subsurface analysis, reservoir characterization, economic and risk analysis, drilling recommendations, and project management and implementation. E&PS was started in 1995 as a provider of value-added consulting services to clients, typically on a fee basis. Thereafter, the division has continued providing services to clients on a fee basis and is investing financial and intellectual capital into client projects on a shared-risk and/or partnered basis.

MARKET AND CUSTOMERS

The market for the Company's products and services is the worldwide oil and gas industry. The Company has hundreds of customers consisting primarily of oil and gas exploration and production companies, including large integrated oil and gas entities, smaller independent companies, and government organizations. The customer base is diversified with no single customer representing greater than ten percent of the Company's revenue. The Company's top five customers constitute approximately 21% of the Company's revenue.

Demand for the Company's services depends upon the level of spending by oil and gas companies for exploration, production, development, and field management activities. These activities depend in part on current and expected oil and gas prices, the cost of exploring for, producing and delivering oil and gas, the sale and expiration dates of leases and concessions for oil and gas exploration, the discovery rate of new oil and gas reservoirs, domestic and international political, regulatory and economic conditions, and the ability of oil and gas companies to obtain capital. In addition, a decrease in oil and gas expenditures could result from such factors as unfavorable tax and other legislation or uncertainty concerning national energy policies. Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, political conditions in the Middle East and other oil producing regions of the world, the foreign supply of oil and gas, and overall economic conditions. A further decline in oil and gas prices or the continuation of current pricing conditions for an extended period of time could cause the Company's customers to alter their spending plans and result in a significant reduction in the demand for the Company's services. See "Forward-Looking Information and Risk Factors" above.

COMPETITION

Competition in the seismic services market ranges from a few larger companies with a broad spectrum of services, to smaller companies targeting narrow market segments. Major competitors to WG in the seismic market are: Geco-Prakla (a division of Schlumberger Limited), Compagnie Generale de Geophysique, and Petroleum Geo-Services ASA. The Company believes WG is the largest participant in this market, measured by revenue. In addition, there are numerous smaller competitors. Competition in the oilfield logging services market ranges from a few larger companies with a broad spectrum of services, to numerous smaller companies targeting narrow market segments. The Company's largest competitors in this market include Schlumberger Limited and Halliburton Company. The Company believes WALS has the second largest revenue share of this market. The Company believes seismic and logging projects are won primarily on the basis of price, technology, quality, service, turnaround time, and availability of personnel and equipment.

METHODS OF DISTRIBUTION

The Company principally markets its products and services directly to its customers on a global basis.

RAW MATERIALS

WALS' manufacturing operations design, develop, and manufacture most of the proprietary tools and instruments used by WALS to provide its services. A wide variety of raw materials are used in the manufacture of these products which are obtained from a variety of suppliers. No single supplier provides ten percent or more of the Company's raw materials. The Company believes that it could make satisfactory alternative arrangements in the event of interruption in the supply of such materials.

INTELLECTUAL PROPERTY

The Company owns significant intellectual property relating to its products and services that have been secured over a period of years. This intellectual property has been of value in the growth of the Company's business and are expected to be of value in the future. However, the Company's business generally is not dependent upon the protection of any single item or small number of items of intellectual property and would not be materially affected by the expiration or termination of any single item or small number of items of intellectual property.

RESEARCH AND TECHNOLOGY

Direct expenditures on research and technology ("R&D") activities amounted to $59.2 million, $54.8 million, and $59.8 million in the years ended December 31, 1997, 1996, and 1995, respectively.

SEASONALITY AND BACKLOGS

Although the Company's operations in any particular geographic area may be affected by seasonal factors, the global nature of its operations tends to reduce overall seasonal effects. Because the Company's revenue is predominantly service related, the Company does not consider backlog to be a significant measure of future sales.

ENVIRONMENTAL MATTERS

During the fiscal year ended December 31, 1997, the amounts incurred in compliance with laws and regulations pertaining to environmental standards did not have a material effect upon the Company's cash flows or earnings.

EMPLOYEES

As of December 31, 1997, the Company had approximately 10,600 full-time employees, including approximately 6,000 with WG, approximately 4,200 with WALS, and approximately 100 with E&PS.

ITEM 2.  PROPERTIES

The Company owns or leases real property, including manufacturing facilities, administrative offices and research and development facilities, which cover approximately 751 acres of land and approximately 4,525,000 square feet of buildings, consisting of (i) 641 acres and 2,759,000 square feet located in the United States, and (ii) 110 acres and 1,766,000 square feet located primarily in Canada and the United Kingdom. The Company owns its administrative headquarters located in Houston, Texas.

The Company owns eight superseismic vessels each having a significant unit value. In addition, the Company owns or leases other property, including vessels, trucks, heavy machinery, other vehicles, seismic equipment, logging units, logging tools, data processing equipment, and oil and gas properties.

With respect to leased property, no significant lease is scheduled to terminate in the near future and the Company believes comparable properties are readily available should any lease expire without renewal. The Company believes that all of its properties are generally well maintained and adequate for their intended use.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business. Although the results of litigation proceedings cannot be predicted with certainty, it is the opinion of the Company's General Counsel that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Common Stock of the Company is listed on The New York Stock Exchange and The Pacific Stock Exchange under the symbol "WAI." At February 25, 1998, there were approximately 21,200 shareholders of record of the Company's Common Stock.

The following table sets forth, for the periods indicated, the high and low sales prices per share for the Company's Common Stock on the NYSE composite tape, adjusted to reflect the Spin-off.

                                                     COMMON STOCK
                                                      PRICE RANGE
                                             -------------------------------
                                                 HIGH              LOW
                                             -------------    --------------
      YEAR ENDED DECEMBER 31, 1997
         First Quarter                       $   58 63/64     $    45 7/8
         Second Quarter                          57 45/64          45 3/32
         Third Quarter                           71 51/64          56 43/64
         Fourth Quarter                          81 1/2            63 7/8

      YEAR ENDED DECEMBER 31, 1996
         First Quarter                       $   48 33/64     $    39 1/32
         Second Quarter                          51 1/4            43 17/32
         Third Quarter                           49 7/8            42 1/4
         Fourth Quarter                          57 7/32           48 33/64

The Company has not paid any cash dividends to its shareholders. The Company expects that, for the foreseeable future, any earnings will be retained for the development of the Company's business and, accordingly, no cash dividends are expected to be declared on the Common Stock. At December 31, 1997, 54,587,518 shares of Common Stock and no shares of preferred stock were issued and outstanding. In October 1997, the Company acquired all of the outstanding shares of common stock of GeoSignal, Inc. and Seismic Resources, Inc. from their respective common shareholders in exchange for a total of 255,394 shares of the Company's Common Stock, and all of the assets of Paramagnetic Logging, Inc. in exchange for a total of 56,682 shares of the Company's Common Stock. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, in order to issue such shares of Common Stock. See "Item 1. Business" and Note C of Notes to the Consolidated Financial Statements included herein.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                   FIVE MONTHS
                                                          YEAR ENDED DECEMBER 31,                     ENDED         YEAR ENDED
                                        ----------------------------------------------------------  DECEMBER 31,      JULY 31,
                                            1997            1996          1995           1994         1993 (a)        1993 (a)
                                        ------------  --------------- -------------- ------------- -------------    ------------
                                                            (in millions, except per share and employee data)
Operating results:
  Revenue                                $  1,658.2      $  1,418.1     $  1,282.9     $  1,194.5     $    495.2      $  1,161.7
                                         ==========      ==========     ==========     ==========     ==========      ==========

  Earnings (loss) from continuing
    operations                           $     91.8      $     69.9     $     61.4     $     39.7     $   (190.6)     $     40.8
  Earnings (loss) from discontinued
    operations (b)                           (154.9)           55.8           38.4           38.0            7.3            33.1
                                         ----------      ----------     ----------     ----------     ----------      ----------
  Earnings (loss) before cumulative
    effect of a change in accounting
    principle                                 (63.1)          125.7           99.8           77.7         (183.3)           73.9
  Cumulative effect of a change in
    accounting principle (c)                     --              --             --             --             --            (1.1)
                                         ----------      ----------     ----------     ----------     ----------      ----------
  Net earnings (loss)                    $    (63.1)     $    125.7     $     99.8     $     77.7     $   (183.3)     $     72.8
                                         ==========      ==========     ==========     ==========     ==========      ==========

Common share data - diluted (d):
  Earnings (loss) per share from
    continuing operations                $     1.65      $     1.29     $     1.14     $      .82     $    (4.18)     $      .87
  Earnings (loss) per share from
    discontinued operations (b)               (2.78)           1.03            .72            .78            .16             .70
                                         ----------      ----------     ----------     ----------     ----------      ----------
  Earnings (loss) per share before
    cumulative effect of a change in
    accounting principle                      (1.13)           2.32           1.86           1.60          (4.02)           1.57
  Cumulative effect of a change in
    accounting principle (c)                     --              --             --             --             --            (.02)
                                         ----------      ----------     ----------     ----------     ----------      ----------
  Total                                  $    (1.13)     $     2.32     $     1.86     $     1.60     $    (4.02)     $     1.55
                                         ==========      ==========     ==========     ==========     ==========      ==========

    Shares used to compute earnings
      (loss) per share (d)                     55.6            54.3           53.8           48.5           45.6            47.0

Financial position at period end:
  Total assets                           $  2,330.7      $  2,499.2     $  2,268.6     $  2,141.6     $  2,007.5      $  1,756.7
  Long-term debt                         $    701.5      $    450.6     $    496.9     $    490.0     $    694.4      $    172.4
  Working capital                        $    114.2      $    775.0     $    827.5     $    729.0     $    752.4      $    714.7
  Current ratio                                 1.2             2.9            3.8            3.3            3.5             5.1

Other selected information:
  EBITDA (e)                             $    569.6      $    456.7     $    408.5     $    341.3     $     86.7      $    313.0
  Research and technology
    expenditures                         $     59.2      $     54.8     $     59.8     $     59.1     $     28.2      $     61.7
  Depreciation, depletion, and
    amortization (f)                     $    368.9      $    309.2     $    273.6     $    232.6     $     87.7      $    185.2
  Capital expenditures                   $    430.0      $    279.6     $    171.1     $    146.7     $    111.8      $    130.2
  Cost of multiclient seismic
    data acquired                        $    275.1      $    195.9     $    152.3     $    114.2     $     38.3      $     27.0
  Number of employees at period end          10,600           9,100          8,500          8,900          7,800           8,800

Footnotes

(a) WAI became a publicly-traded company in March 1994, concurrent with the distribution of its Common Stock to the shareholders of Litton. The Company's fiscal year-end was changed from July 31 to December 31 in 1993. Interest expense, income taxes, and certain general and administrative corporate costs incurred by Litton were allocated to the Company for periods presented prior to January 1, 1994.


(Notes continued on following page)

(b) On October 31, 1997, the shares of common stock of UNOVA were distributed to the Company's shareholders. UNOVA's operations through October 31, 1997 are reported in the Company's financial statements as discontinued operations. Accordingly, the accounts of UNOVA's operations were reclassified as earnings from discontinued operations. Corporate general and administrative costs of the Company were not allocated to UNOVA for any of the periods presented. Management estimates, however, that approximately 85% of corporate general and administrative costs attributable to the periods presented were attributable to UNOVA. Furthermore, Spin-off-related costs of $8.35 million were charged to continuing operations during the second quarter of 1997.
(c) The provisions of SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, were adopted in fiscal year 1993. Immediate recognition of the transition liability was elected. All amounts pertain to continuing operations.
(d) The number of shares of Common Stock outstanding prior to 1994 was based on the weighted-average number of shares of Litton common stock outstanding for fiscal 1993.
(e) "EBITDA" means earnings before interest, taxes, depreciation, depletion, amortization, and non-recurring items and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt.
(f) During the fourth quarter of 1997, the Company extended the estimated useful lives of certain assets. This change in accounting estimate resulted in an increase in the Company's earnings from continuing operations of $2.8 million or $0.05 diluted earnings per share for 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with information provided above under "Forward-Looking Information and Risk Factors," and with the Company's Consolidated Financial Statements included herein for the years ended December 31, 1997, 1996, and 1995 and the related notes thereto.

OVERVIEW

As described under "Item 1. Business - Introduction" and "Item 6. Selected Financial Data," on October 31, 1997, the Company effected the Spin-off of its industrial automation business. The operations of UNOVA were reported in the Company's Consolidated Financial Statements as discontinued operations. Accordingly, the accounts of these operations have been reclassified as earnings from discontinued operations. See Note B of Notes to Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

The Company's continuing operations discussed herein reflect the Company's ongoing oilfield service-related businesses only. All references to earnings per share are on a diluted basis unless specified otherwise.

1997 COMPARED TO 1996

Net earnings from continuing operations totaled $91.8 million, or $1.65 per share, for the year ended December 31, 1997, an increase of 31% compared to 1996 net earnings of $69.9 million, or $1.29 per share. Excluding the impact of certain costs relating to the Spin-off which are required to be included in general and administrative expense, pro forma net earnings from continuing operations totaled $106.7 million, or $1.92 per share, for 1997 and $86.1 million, or $1.59 per share, for 1996. See "Discontinued Operations" below for an analysis of segment results prior to the Spin-off.

Total revenue for 1997 was $1,658.2 million, an increase of 17% over 1996 revenue of $1,418.1 million. Businesses acquired in 1997 contributed approximately $26.6 million of the revenue improvement. Approximately 68% of the Company's consolidated revenue was derived from international activities in 1997, compared to 70% in 1996. Consolidated international revenue increased 15% in 1997 over 1996.

Operating profit from continuing operations was $200.6 million in 1997 compared to $147.4 million in 1996. Excluding the impact of certain costs relating to the Spin-off which are required to be included in general and administrative expense, pro forma operating profit from continuing operations totaled $217.1 million for 1997 and $174.4 million for 1996. See "Discontinued Operations" below for a discussion of the Spin-off. Approximately 60% of the Company's consolidated operating profit was derived from international activities in 1997, compared to 56% in 1996.

WESTERN GEOPHYSICAL - WG's 1997 revenue increased 17% and operating profit increased 31% in 1997 compared to the prior year period. In addition to improvements in the overall seismic market, seismic operations were favorably impacted by the expansion of the ocean-bottom cable market, the emergence of the 4-D seismic market, the Company's proprietary development of new solid-streamer technology for its marine seismic vessels, and advancements in data processing technology.

WALS - WALS' revenue increased 17% and operating profit increased 36% in 1997 compared to the prior year. During 1997, WALS benefited from several long-term contracts derived from the success of the Company's new logging technologies. In addition, WALS focused on geographic expansion opportunities during 1997 primarily in Latin America, the Middle East, Southeast Asia, and Africa.

E&PS - During 1996 and 1997, E&PS did not have a portfolio of developed prospects generating income. As a result, during 1996 and 1997, E&PS continued to realize operating losses, including full cost ceiling impairments of $12.5 million in 1997 and $7.0 million in 1996, related to E&PS projects. The Company is continuing to invest capital to develop this division and expects E&PS to become profitable during 1998.

1996 COMPARED TO 1995

Net earnings from continuing operations totaled $69.9 million, or $1.29 per share, for the year ended December 31, 1996, an increase of 14% compared to 1995 net earnings of $61.4 million, or $1.14 per share. Excluding the impact of certain costs relating to the Spin-off which are required to be included in general and administrative expense, pro forma net earnings from continuing operations totaled $86.1 million, or $1.59 per share, for 1996 and $75.9 million, or $1.41 per share, for 1995. See "Discontinued Operations" below for a discussion of the Spin-off.

Total revenue for 1996 was $1,418.1 million, an increase of 11% over 1995 revenue of $1,282.9 million. Approximately 70% of the Company's consolidated revenue was derived from international activities in 1996, compared to 68% in 1995. Consolidated international revenue increased 13% in 1996 over 1995.

Operating profit was $147.4 million in 1996 compared to $134.9 million in 1995. Excluding the impact of certain costs relating to the Spin-off which are required to be included in general and administrative expense, pro forma operating profit of continuing operations totaled $174.4 million for 1996 and $159.1 million for 1995. Approximately 56% of the Company's consolidated operating profit was derived from international activities in 1996, compared to 64% in 1995.

WESTERN GEOPHYSICAl - WG revenue for 1996 increased 15% and operating profit increased 14% over the prior year. Seismic operations benefited from a number of highly successful multiclient geophysical surveys, the expansion of its ocean-bottom cable acquisition and processing technology, and its growth in the global land market.

WALS - WALS began to realize the benefits of introducing its new-generation tools in 1996 with slightly higher revenue and operating profit than in 1995. Revenue increased 6% over 1995 revenue. Operating profit increased 2% in 1996 compared to the prior year.

E&PS - During 1995 and 1996, the Company built the infrastructure necessary to participate with clients on exploration and production projects in the U.S. and internationally. Although revenue increased in 1996 compared to 1995, E&PS had operating losses in both 1996 and 1995. The operating loss in 1996 was due in part to full cost ceiling impairments of $7.0 million.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative ("G&A") expense decreased as a percent of sales from 5.1% in 1996 to 4.0% in 1997. Actual expenditures in 1997 were $66.8 million compared to $72.0 million in 1996. G&A expenses were consistent from 1995 to 1996. Excluding the impact of certain costs relating to the Spin-off which are required to be included in general and administrative expense, pro forma G&A totaled $50.3 million, $45.1 million and $47.6 million for the years ended

December 31, 1997, 1996, and 1995, respectively. See "Discontinued Operations" for a discussion of the Spin-off charges and allocated corporate and administrative costs.

RESEARCH AND TECHNOLOGY

R&D expense increased 8% in 1997 to $59.2 million compared to $54.8 million in 1996. For the year ended December 31, 1996, research and technology expense decreased $5.0 million, or 8%, compared to 1995.

DEPRECIATION, DEPLETION, AND AMORTIZATION

Depreciation, depletion, and amortization expense for the year ended December 31, 1997 increased $59.7 million, or 19%, over 1996. Expense increased $35.7 million, or 13%, from 1995 to 1996. Increased capital spending in both years raised the depreciable asset bases for equipment and multiclient seismic data resulting in the higher depreciation, depletion, and amortization expense. During the fourth quarter of 1997, the Company extended the estimated useful lives of certain assets to more closely reflect management's current estimate of their expected lives. The effect of this change in accounting estimate resulted in an increase in the Company's earnings from continuing operations of $2.8 million or $0.05 earnings per share, for 1997. Based on the Company's fixed assets owned at December 31, 1997, the impact on future earnings is estimated to be an increase of $8.5 million in 1998 and $3.9 million in 1999.

INTEREST EXPENSE

Interest expense in 1997 increased $10.5 million from 1996 due to higher average debt levels. Interest expense in 1996 was slightly lower than 1995 as slightly higher average debt balances were offset by a slightly lower weighted average interest rate.

INCOME TAXES

The effective income tax rate for continuing operations in 1997 was 39.3% as compared to 40.0% in 1996 and 40.5% in 1995. The effective rates differ from the federal statutory rates in all years due primarily to taxes on foreign operations, the nondeductibility of goodwill amortization, and nondeductible meals and entertainment expense.

DISCONTINUED OPERATIONS

Discontinued operations consist of the Company's industrial automation systems business, UNOVA, up to the date of the Spin-off. Corporate general and administrative costs of the Company were not allocated to UNOVA for any of the periods presented. Management, however, estimates that approximately 85% of the corporate general and administrative costs prior to the Spin-off were attributable to UNOVA. Furthermore, Spin-off related costs of $8.35 million were charged to continuing operations during the second quarter of 1997. Interest expense attributable to UNOVA and therefore reclassified to discontinued operations in the Company's Consolidated Statements of Operations totaled $17.2 million, $11.5 million, and $12.2 million for the years ended December 31, 1997, 1996, and 1995, respectively. Interest income attributable to UNOVA of $2.7 million, $4.4 million, and $2.8 million for the years ended December 31, 1997, 1996, and 1995, respectively, has also been reclassified to discontinued operations. See Note B of Notes to the Consolidated Financial Statements included herein for further information.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

OVERVIEW

The Company ended 1997 with cash and cash equivalents of $33.5 million compared with $16.3 million in 1996 and $13.2 million in 1995. During 1997, the Company used approximately $206.9 million more cash than it generated from operations. Major expenditures included $430.0 million for capital expenditures, $275.1 million for acquisitions of multiclient seismic data, and $55.4 million for business acquisitions. In addition, $66.7 million of cash was used to finance working capital primarily for increases in accounts receivable. The Company increased its net borrowings by $298.4 million primarily through its commercial paper program. Shareholders' equity decreased $616.1 million due to the Spin-off as offset by earnings during the year.

Total debt was $808.1 million as of December 31, 1997, compared to $503.6 million at December 31, 1996. Total debt constituted approximately 48% and 25% of total capitalization at the end of 1997 and 1996, respectively. Debt increased in

1997 due primarily to acquisitions of industrial automation businesses made before the Spin-off. The Company acquired Norand Corporation on March 3, 1997 for $280 million and United Barcode Industries on April 4, 1997 for $107 million. These companies were integrated into the Company's industrial automation systems operations and included in the Spin-off. Both transactions were funded using a combination of committed credit facilities, short-term uncommitted credit lines, and excess cash.

The Company's existing long-term debt is rated A- by Standard & Poor's, A3 by Moody's Investor Service and BBB+ by Duff and Phelps Credit Rating Co. The Company's commercial paper currently has a rating of A2P2 by Standard and Poor's and Moody's.

STRATEGY

During periods of growth, the Company has historically spent substantial amounts for capital expenditures and acquisitions of multiclient seismic data in order to remain competitive. The Company estimates that during 1998 it will spend approximately $760 million for these purposes. The Company believes that its current working capital resources, expected cash flow from operations, and existing lines of credit will be sufficient to meet its 1998 needs for capital expenditures and acquisitions of multiclient seismic data. In addition, the Company seeks to acquire complementary businesses as part of its long-term growth strategy. The Company's capital needs with respect to business acquisitions may exceed the Company's resources discussed above. Moreover, there is no assurance that the Company will be able to finance such business acquisitions on terms it finds acceptable and, in the event of a downturn in industry conditions, that the capital resources discussed above will be adequate to meet the foregoing capital needs.

ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which for the Company is effective in 1998. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. The Company will analyze SFAS No. 130 during 1998 to determine what, if any, additional disclosures will be required thereunder.

The FASB issued in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes new requirements on the reporting of information about operating segments, products and services, geographic areas, and major customers. In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued which revises required disclosures about pensions and postretirement benefit plans. SFAS No. 131 and 132 are effective for the Company starting in 1998. The Company will analyze these pronouncements during 1998 to determine what, if any, additional disclosures will be required thereunder.

YEAR 2000

The Company is currently utilizing a combination of internal and external resources to comprehensively identify and timely resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information and support systems. The year 2000 problem is the result of software that uses two digits (rather than four) to define the applicable year. Any software or hardware that utilizes time-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. If, however, the Company, its customers, or vendors are unable to adequately resolve such processing issues in a timely manner, the Company's operations and financial results may be adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURES

The Company is exposed to certain market risks, which are inherent in the Company's financial instruments and arise from transactions entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign currency denominated transactions. The Company does not enter into derivative financial instrument transactions for speculative purposes. A discussion of the Company's primary market risk disclosure in financial instruments is presented below and should be read in conjunction with the previous discussions of risk factors and forward looking statements, including the information set forth in "Forward-Looking Information and Risk Factors" above.


LONG-TERM DEBT

The Company is subject to interest rate risk on its long-term fixed-interest debt. Commercial paper borrowings and borrowings under revolving credit facilities do not give rise to significant interest rate risk because these borrowings have short maturities. In general, the fair market value of debt with fixed interest rates will increase as interest rates fall, and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by borrowing money that has a variable interest rate or using interest rate swaps to change fixed interest rate borrowings to variable interest rate borrowings. Currently, the Company maintains a variable interest rate mix between 40% and 50% of total borrowings. At December 31, 1997, the Company's principal cash flows for its long-term debt obligations, which bear a fixed rate of interest and are denominated in U.S. dollars, are $250 million due in 2004 and $150 million due in 2024. The weighted-average interest rates by expected maturity date are 8.0% and 8.6%, respectively, and the fair value of such debt is $451.6 million. At December 31, 1997, the Company was not a party to any interest swap agreements.

FOREIGN CURRENCY

The U.S. dollar is the functional currency for substantially all of the Company's operations. For these operations, all gains and losses from currency transactions are included in income currently. From time to time, the Company enters into foreign currency forward contracts to hedge anticipated and firmly committed foreign currency transactions. Foreign currency gains and losses for such purchases are deferred as part of the basis of the assets. At December 31, 1997, the Company had foreign currency denominated commitments of $84 million to purchase two seismic vessels in 1999. As a part of its efforts to minimize risk associated with foreign currency fluctuations, the Company entered into forward exchange contracts with notional amounts of $88.9 million at December 31, 1997, to hedge these commitments. The counterparties to the Company's forward contracts consist of major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and the Company believes no significant credit risk is present.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                         PAGE
                                                                                                         ----
Management's Responsibility for Financial Reporting.......................................................F-1
Independent Auditors' Report..............................................................................F-2
Consolidated Statements of Income.........................................................................F-3
Consolidated Balance Sheets...............................................................................F-4
Consolidated Statements of Shareholders' Equity...........................................................F-5
Consolidated Statements of Cash Flows.....................................................................F-6
Notes to the Consolidated Financial Statements............................................................F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report (the "Western Atlas Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Western Atlas Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Western Atlas Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Western Atlas Proxy Statement. See also Note K of Notes to the Consolidated Financial Statements.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       Page
                                                                       ----
(a)(1)   Consolidated Financial Statements                              F-1

(a)(2)   Financial Statement Schedules                                  *
         Note: All schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required, or the information called for therein appears in the consolidated financial statements or notes thereto.

(b)       Reports on Form 8-K

         The Company filed with the Securities and Exchange Commission during the quarter ended December 31, 1997, a Current Report on Form 8-K dated November 17, 1997 and a Form 8-K/A dated November 26, 1997 (Items 2 and
         7), which reported the distribution of all the outstanding shares of UNOVA, Inc. and presented unaudited pro forma financial statements to reflect adjustments to historical financial statements after giving effect to the Spin-off.

(c)      Exhibits

         EXHIBIT NO.       DESCRIPTION OF EXHIBIT

             3.1 Restated Certificate of Incorporation of Western Atlas Inc., filed herewith.

             3.2 By-Laws of Western Atlas Inc., as amended, filed herewith.

             4.1 Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.4 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             4.2 Form of 8.55% Debentures due 2024 issued by Western Atlas Inc. under such indenture, filed as Exhibit 4.5 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             4.3 Form of 7-7/8% Notes due 2004 issued by the Western Atlas Inc. under such indenture, filed as Exhibit 4.6 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

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

             4.7 Amendment No. 2 to the Amended and Restated Credit Agreement dated as of September 19, 1997, among Western Atlas Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York as Agent, and Bank of America National Trust and Savings Association, The Bank of New York, CIBC Inc., The Chase Manhattan Bank, The First National Bank of Chicago, NationsBank of Texas, N.A., and Wells Fargo Bank, N.A. as Co-Agents, filed as Exhibit 4.7 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             4.8 Other instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

             10.1 Western Tax Agreement dated as of March 17, 1994, between Litton Industries, Inc., and Western Research Holdings, Inc., filed as Exhibit 10.9 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.2* Change of Control Employment Agreement (form) dated as of November 13, 1997, between Western Atlas Inc., and each of Orval F. Brannan, James E. Brasher, William H. Flores, Thomas B. Hix, Jr., Gary E. Jones, John R. Russell, and Richard C. White, filed herewith.

             10.3* Western Atlas Inc. Director Stock Option Plan, filed as Exhibit 10.12 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.4*         Western Atlas International, Inc. Benefit
                           Restoration Plan (the "BR Plan") filed as Exhibit 100 to Amendment No. 2 to the Company's Registration Statement on Form 10 No. 1-12430 filed with the Commission on October 12, 1993, and incorporated herein by reference.

             10.5* Amendment No. 1 to the BR Plan dated February 18, 1998, filed herewith.

             10.6* Western Atlas Supplemental Retirement Plan, as amended and restated on November 13, 1997 (the "SR Plan"), filed herewith.

             10.7* Amendment No. 1 to the SR Plan dated February 18, 1998, filed herewith.

             10.8* Resolutions adopted by Board of Directors of Western Atlas Inc. on March 17, 1994, with respect to Incentive Loan Program and form of promissory note to evidence loans made thereunder, filed as Exhibit
                           10.20 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.9* Western Atlas Inc. Deferred Compensation Plan for Directors, filed as Exhibit 10.22 to the Company's 1994 Annual Report on Form 10-K, and incorporated herein by reference.

             10.10* Western Atlas Inc. Individual Performance Award Plan, filed as Exhibit 10.23 to the Company's 1994 Annual Report on Form 10-K, and incorporated herein by reference.

             10.11* Western Atlas Inc. 1995 Incentive Compensation Plan, filed as Exhibit 10.24 to the Company's 1994 Annual Report on Form 10-K, and incorporated herein by reference.

             10.12* Western Atlas Inc. 1993 Stock Incentive Plan dated as of December 20, 1994, as amended on February 13, 1996, filed as Exhibit 10.23 to the Company's 1995 Annual Report on Form 10-K, and incorporated herein by reference.

             10.13 Consulting Agreement dated as of August 1, 1996, between Western Atlas Inc. and Joseph T. Casey ("Casey Consulting Agreement"), filed as Exhibit
                           10.21 to the Company's 1996 Annual Report on Form 10-K, and incorporated herein by reference.

             10.14 Amendment No. 1 to Casey Consulting Agreement dated October 1, 1997, filed herewith.

             10.15 Distribution and Indemnity Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc., filed as Exhibit 10.18 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.16 Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc., filed as Exhibit
                           10.19 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.17 Intellectual Property Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc., filed as Exhibit 10.20 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.18 Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc., filed as
                           Exhibit 10.21 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             11            Statement of Computation of Earnings Per Share.

             21            Subsidiaries of the Registrant.

             23            Independent Auditors' Consent.

             27 Financial Data Schedules for the year ended December 31, 1997 (filed only electronically with the Securities and Exchange Commission).

 ----------------
 *   Denotes management contract, compensatory plan or similar arrangements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WESTERN ATLAS INC.
                                  (Registrant)


                                  By:          /s/ William H. Flores
                                      -----------------------------------------
                                                   William H. Flores
                                      Senior Vice President and Chief Financial
                                      Officer

March 6, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints James E. Brasher and Lourdes T. Hernandez and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign on his or her behalf individually and in each capacity stated below any amendment to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.


-------------------------------------------------------------------------------------------------------------
        SIGNATURE                                      TITLE                                 DATE
        ---------                                      -----                                 ----
-------------------------------------------------------------------------------------------------------------


   /s/ John R. Russell           President and Chief Executive Officer and Director       March 6, 1998
----------------------------               (Principal Executive Officer)
       John R. Russell
-------------------------------------------------------------------------------------------------------------

 /s/ William H. Flores           Senior Vice President and Chief Financial Officer        March 6, 1998
----------------------------         (Principal Financial and Accounting Officer)
     William H. Flores
-------------------------------------------------------------------------------------------------------------

 /s/ Paul Bancroft III                                Director                            March 6, 1998
----------------------------
     Paul Bancroft III
-------------------------------------------------------------------------------------------------------------

  /s/ Alton J. Brann                                Director and                          March 6, 1998
----------------------------                    Chairman of the Board
      Alton J. Brann
-------------------------------------------------------------------------------------------------------------

 /s/ Joseph T. Casey                                  Director                            March 6, 1998
----------------------------
     Joseph T. Casey
-------------------------------------------------------------------------------------------------------------

/s/ William C. Edwards                                Director                            March 6, 1998
----------------------------
    William C. Edwards
-------------------------------------------------------------------------------------------------------------

/s/ Claire W. Gargalli                                Director                            March 6, 1998
----------------------------
    Claire W. Gargalli
-------------------------------------------------------------------------------------------------------------

                                                      Director                            March 6, 1998
----------------------------
     Orion L. Hoch
-------------------------------------------------------------------------------------------------------------

                               WESTERN ATLAS INC.
               MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


The consolidated financial statements of Western Atlas Inc. and subsidiaries and related financial information included in this Annual Report have been prepared by the Company, whose management is responsible for their integrity. These statements, which necessarily reflect estimates and judgments, have been prepared in conformity with generally accepted accounting principles.

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

The Audit and Compliance Committee of the Board of Directors, which consists solely of directors who are not employees of the Company, meets periodically with management, the independent auditors, and the Company's internal auditors to review the scope of their activities and reports relating to internal controls and financial reporting matters. The independent and internal auditors have full and free access to the Audit and Compliance Committee and meet with the Committee both with and without the presence of Company management.




/s/William H. Flores
William H. Flores
Senior Vice President and
Chief Financial Officer

February 18, 1998

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
Western Atlas Inc.

We have audited the accompanying consolidated balance sheets of Western Atlas Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Western Atlas Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




Deloitte & Touche LLP


Houston, Texas
February 18, 1998

                               WESTERN ATLAS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                                        YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                               1997              1996            1995
                                                            -----------      -----------      -----------
Revenue                                                     $ 1,658,150      $ 1,418,108      $ 1,282,927
                                                            -----------      -----------      -----------

Costs and expenses:
  Operating expenses                                            962,683          834,635          742,901
  General and administrative                                     66,758           72,004           71,730
  Research and technology                                        59,153           54,810           59,843
  Depreciation, depletion, and amortization                     368,937          309,213          273,550
                                                            -----------      -----------      -----------
    Total costs and expenses                                  1,457,531        1,270,662        1,148,024
                                                            -----------      -----------      -----------

Operating profit                                                200,619          147,446          134,903
                                                            -----------      -----------      -----------

Other income and expenses:
  Spin-off related costs                                         (8,350)              --               --
  Interest income                                                 1,832            1,477            1,844
  Interest expense                                              (42,856)         (32,386)         (33,539)
                                                            -----------      -----------      -----------
    Total other income and expenses                             (49,374)         (30,909)         (31,695)
                                                            -----------      -----------      -----------

Earnings from continuing operations before
   taxes on income                                              151,245          116,537          103,208
Taxes on income                                                 (59,434)         (46,615)         (41,799)
                                                            -----------      -----------      -----------
  Earnings from continuing operations                            91,811           69,922           61,409

Discontinued operations -- results of UNOVA,
Inc. distributed to shareholders                               (154,927)          55,743           38,430
                                                            -----------      -----------      -----------


  Net earnings (loss)                                       $   (63,116)     $   125,665      $    99,839
                                                            ===========      ===========      ===========

Basic net earnings (loss) per share:
  Continuing operations                                     $      1.69      $      1.31      $      1.16
  Discontinued operations                                         (2.85)            1.04              .72
                                                            -----------      -----------      -----------
    Total earnings (loss) per share                         $     (1.16)     $      2.35      $      1.88
                                                            ===========      ===========      ===========


Diluted net earnings (loss) per share:
  Continuing operations                                     $      1.65      $      1.29      $      1.14
  Discontinued operations                                         (2.78)            1.03              .72
                                                            -----------      -----------      -----------
    Total earnings (loss) per share                         $     (1.13)     $      2.32      $      1.86
                                                            ===========      ===========      ===========


Shares used in computing net earnings (loss) per share:
    Basic                                                        54,252           53,490           53,074
    Diluted                                                      55,613           54,271           53,755




          See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except par value and number of shares)


                                                                                DECEMBER 31,
                                                                        ---------------------------
                                                                            1997            1996
                                                                        -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents                                            $    33,504      $    16,296
  Accounts receivable, less allowance for doubtful
     accounts of $27,853 (1997) and $19,831 (1996)                         445,420          360,935
  Inventories                                                               39,360           42,706
  Deferred tax assets                                                       34,841           43,049
  Other current assets                                                      39,366           35,158
  Net assets of UNOVA, Inc.                                                     --          574,508
  Due from UNOVA, Inc.                                                          --          109,574
                                                                       -----------      -----------

    Total current assets                                                   592,491        1,182,226

Property, plant, and equipment, net of accumulated depreciation
  and depletion of $491,779 (1997) and $459,978 (1996)                     926,382          692,252

Multiclient seismic data and other assets                                  479,654          325,238

Goodwill and other intangibles, net of accumulated amortization
   of $38,778 (1997) and $30,141 (1996)                                    332,180          299,494
                                                                       -----------      -----------

Total assets                                                           $ 2,330,707      $ 2,499,210
                                                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                             $   260,627      $   257,070
  Payroll and related expenses                                             111,108           97,147
  Notes payable and current portion of long-term debt                      106,592           53,055
                                                                       -----------      -----------

    Total current liabilities                                              478,327          407,272
                                                                       -----------      -----------

Long-term debt                                                             701,530          450,589
                                                                       -----------      -----------

Deferred tax liabilities                                                    11,157            8,435
                                                                       -----------      -----------

Deferred revenue and other long-term obligations                           252,826          129,976
                                                                       -----------      -----------

Commitments and contingencies

Shareholders' equity:
  Preferred stock -- $1 par value; 25,000,000 shares authorized                 --               --
  Common stock -- $1 par value; 150,000,000 shares authorized,
    54,587,518 (1997) and 53,705,712 (1996) issued and outstanding          54,588           53,706
  Additional paid-in capital                                               685,283        1,146,066
  Retained earnings                                                        150,502          291,458
  Cumulative currency translation adjustments                                   --           12,482
  Pension liability adjustments                                             (3,506)              --
  Treasury stock, at cost -- 13,552 shares (1996)                               --             (774)
                                                                       -----------      -----------

    Total shareholders' equity                                             886,867        1,502,938
                                                                       -----------      -----------

Total liabilities and shareholders' equity                             $ 2,330,707      $ 2,499,210
                                                                       ===========      ===========


          See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                       YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                               1997              1996             1995
                                                           -------------    ------------      -----------
COMMON STOCK, PAR VALUE:
    Beginning of year                                       $    53,706      $    53,235      $    52,925
    Stock options exercised                                         541              434              310
    Shares issued for acquisitions                                  312               --               --
    Shares issued under stock purchase plan                          29               37               --
                                                            -----------      -----------      -----------
    End of year                                             $    54,588      $    53,706      $    53,235
                                                            ===========      ===========      ===========

ADDITIONAL PAID-IN CAPITAL:
    Beginning of year                                       $ 1,146,066      $ 1,129,417      $ 1,119,889
    Stock options exercised                                      23,399           14,771            9,528
    Spin-off of UNOVA, Inc.                                    (513,112)              --               --
    Shares issued for acquisitions                               27,067               --               --
    Shares issued under stock purchase plan                       1,863            1,878               --
                                                            -----------      -----------      -----------
    End of year                                             $   685,283      $ 1,146,066      $ 1,129,417
                                                            ===========      ===========      ===========

RETAINED EARNINGS:
    Beginning of year                                       $   291,458      $   165,793      $    65,954
    Net earnings (loss)                                         (63,116)         125,665           99,839
    Spin-off of UNOVA, Inc.                                     (77,840)              --               --
                                                            -----------      -----------      -----------
    End of year                                             $   150,502      $   291,458      $   165,793
                                                            ===========      ===========      ===========

CUMULATIVE TRANSLATION ADJUSTMENTS:
    Beginning of year                                       $    12,482      $     8,402      $     9,557
    Translation rate changes                                     (3,699)           4,080           (1,155)
    Spin-off of UNOVA, Inc.                                      (8,783)              --               --
                                                            -----------      -----------      -----------
    End of year                                             $        --      $    12,482      $     8,402
                                                            ===========      ===========      ===========

PENSION LIABILITY ADJUSTMENTS:
    Beginning of year                                       $        --      $        --      $        --
    Current year adjustment                                      (3,506)              --               --
                                                            -----------      -----------      -----------
    End of year                                             $    (3,506)     $        --      $        --
                                                            ===========      ===========      ===========

TREASURY STOCK, AT COST:
    Beginning of year                                       $      (774)     $        --      $        --
    Shares purchased                                             (4,241)            (774)              --
    Shares issued under stock purchase plan                       5,015               --               --
                                                            -----------      -----------      -----------
    End of year                                             $        --      $      (774)     $        --
                                                            ===========      ===========      ===========

TOTAL SHAREHOLDERS' EQUITY, END OF YEAR                     $   886,867      $ 1,502,938      $ 1,356,847
                                                            ===========      ===========      ===========


          See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                              1997              1996               1995
                                                                       -------------     -------------      -----------
Cash flows from operating activities:
    Net earnings from continuing operations                            $     91,811      $     69,922       $     61,409
    Adjustments to reconcile net earnings from continuing
      operations to net cash provided by operating activities:
        Depreciation, depletion, and amortization                           368,937           309,213            273,550
        Change in accounts receivable                                       (79,363)          (47,978)           (42,665)
        Change in inventories                                                 4,825            (5,569)           (11,551)
        Change in other current assets                                       (4,043)           31,681            (10,655)
        Change in accounts payable and accrued liabilities                     (970)           49,332            (38,329)
        Change in payroll and related expenses                               13,961            10,367              5,644
        Change in deferred revenue                                          122,132            39,501             18,494
        Reimbursement for shutdown of certain acquired operations                 -                 -             20,000
        Other operating activities                                            1,768            (6,852)             1,681
                                                                       ------------      ------------        -----------
     Total from continuing operations                                       519,058           449,617            277,578
     Net operating activities from discontinued operations                   12,115            22,252             86,795
                                                                       ------------      ------------        -----------
     Net cash provided by operating activities                              531,173           471,869            364,373
                                                                       ------------      ------------        -----------

Cash flows from investing activities:
    Capital expenditures                                                   (429,972)         (279,553)          (171,147)
    Cost of multiclient seismic data acquired                              (275,055)         (195,922)          (152,336)
    Proceeds from sale of businesses                                          -                12,051            122,000
    Acquisition of businesses, net of cash acquired                         (55,358)             (890)           (20,100)
    Other investing activities                                                2,164            12,374             (6,371)
                                                                       ------------      ------------        -----------
    Total from continuing operations                                       (758,221)         (451,940)          (227,954)
    Net investing activities of discontinued operations                    (406,319)            9,608            (25,249)
                                                                       -------------     -------------      -------------
    Net cash (used in) investing activities                              (1,164,540)         (442,332)          (253,203)
                                                                       ------------      ------------        -----------


Cash flows from financing activities:
    Payment from UNOVA, Inc.                                                109,574             2,855                352
    Proceeds from issuance of common stock                                   23,940            16,346              9,838
    Repayment of long-term obligations                                      (71,275)           (3,168)           (38,833)
    Proceeds from issuance of long-term debt                                369,654             1,009              6,882
    Other financing activities                                                8,327             1,016               (960)
                                                                       ------------      ------------        -----------
    Total from continuing operations                                        440,220            18,058            (22,721)
    Net financing activities of discontinued operations                     210,355           (44,513)           (88,139)
                                                                       ------------      ------------        -----------
    Net cash provided by (used in) financing activities                     650,575           (26,455)          (110,860)
                                                                       ------------      ------------        -----------

Net increase in cash and cash equivalents                                    17,208             3,082                310
Cash and cash equivalents, beginning of year                                 16,296            13,214             12,904
                                                                       -------------     -------------      ------------
Cash and cash equivalents, end of year                                 $     33,504      $     16,296       $     13,214
                                                                       ============      ============       ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                         $     52,951      $     40,381       $     40,550
      Income taxes                                                     $     52,665      $      6,131       $     67,095
Supplemental schedule of non-cash investing and financing activities:
    Acquisitions of businesses --
      Fair value of assets acquired                                    $     28,176      $       -          $       -
      Net cash acquired                                                       2,528              -                  -
      Liabilities assumed                                                    (3,325)             -                  -
                                                                       ------------      ------------        -----------
      Stock issued in connection with acquisitions                     $     27,379      $       -          $       -
                                                                       ============      ============       ============


          See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations. Western Atlas Inc. ("WAI" or the "Company") is a leading supplier of oilfield services and reservoir information technologies for the worldwide oil and gas industry. The Company provides land, marine, and transition-zone seismic data acquisition and processing services; well-logging and completion services; and reservoir characterization and project management services for a worldwide client base. The Company's principal customers are private sector and government-owned oil and gas companies, and approximately 68% of its revenue is generated by activities outside of the United States.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for each reporting period. Actual results could differ from those estimates.

Principles of Consolidation. The consolidated financial statements include those of the Company, its subsidiaries, and companies in which WAI has a controlling interest (see Note B.) The equity method is used to account for investments in companies over which WAI has influence but not a controlling interest. All material intercompany transactions are eliminated in consolidation.

Earnings Per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." The new standard simplifies the computation of earnings per share ("EPS") and increases comparability to international accounting standards. Under SFAS No. 128, "Primary" EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to the former "Fully Diluted" EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company was required to adopt the new standard in its year-end 1997 financial statements. As a result, the Company's reported earnings per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported EPS data is as follows:

                                                          1996         1995
                                                        --------     --------

       Primary EPS as originally reported               $   2.31     $   1.85
       Effect of SFAS No. 128                               0.04         0.03
                                                        --------     --------
       Basic EPS as restated                            $   2.35     $   1.88
                                                        ========     ========

       Fully diluted EPS as originally reported         $   2.30     $   1.85
       Effect of SFAS No. 128                               0.02         0.01
                                                        --------     --------
       Diluted EPS as restated                          $   2.32     $   1.86
                                                        ========     ========


Cash Equivalents. The Company considers securities purchased within three months of their date of maturity to be cash equivalents.

Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Revenue Recognition. Revenue is recognized when products are shipped or as services are performed.

Multiclient Seismic Data. Costs incurred in the creation of Company-owned multiclient seismic data, included in multiclient seismic data and other assets, are capitalized and amortized over the estimated revenue that the Company expects to realize from the licensing of such data. Advances received from customers in payment for specific contracts are included in deferred revenue.

Research and Technology. Research and technology costs are charged to expense as incurred. Worldwide expenditures on research and technology activities amounted to $59.2 million, $54.8 million, and $59.8 million, in the years ended December 31, 1997, 1996, and 1995, respectively.

Property, Plant, and Equipment. Investment in property, plant, and equipment is stated at cost. Depreciation, computed generally by the straight-line method for financial reporting purposes, is provided over the estimated useful lives of the related assets. During the fourth quarter of 1997, the Company extended the estimated useful lives of certain assets to more closely reflect management's current estimate of their expected lives. The effect of this change in accounting estimate resulted in an increase in the Company's earnings from continuing operations of $2.8 million or $0.05 basic earnings per share, for 1997. The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method, the Company capitalizes all acquisition, exploration, and development costs incurred for the purpose of finding oil and gas reserves. The Company computes the provision for depreciation, depletion, and amortization ("DD&A") of oil and gas properties on a quarterly basis using the unit-of-production method based upon production and estimates of proved reserve quantities. The full cost accounting rules of the Securities and Exchange Commission include a reserve value ceiling test which requires a write-down if the ceiling is exceeded. The Company had write-downs of $12.5 million and $7.0 million during 1997 and 1996, respectively, due to ceiling test limitations.

Income Taxes. The Company measures tax assets and liabilities based on a balance sheet approach. Tax assets and liabilities are stated at the tax rate in effect when the estimated assets and liabilities will be realized. See Note H for further discussion.

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high-quality financial institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to trade receivables are limited because a large number of geographically diverse customers make up the Company's customer base, thus geographically spreading the trade credit risk.

Translation of Foreign Currencies. Financial statements of foreign subsidiaries are translated into U.S. dollars based on the functional currency of each business unit. For units whose local currency is the functional currency, asset and liability accounts are translated at rates in effect at the balance sheet date, and revenue and expense accounts are translated at rates approximating the actual rates on the dates of the transactions. Translation adjustments are included as a separate component of shareholders' equity. For units that have the U.S. dollar as the functional currency, inventories, cost of sales, property, plant, and equipment and related depreciation are translated at historical rates. Other asset and liability accounts are translated at rates in effect at the balance sheet date, and revenue and expenses (excluding cost of sales and depreciation) are translated at rates approximating the actual rates on the dates of the transactions. Translation adjustments are reflected in the Consolidated Statements of Income. At December 31, 1997, the U.S. dollar was the functional currency for substantially all of the Company's foreign operations.

Goodwill and Other Intangibles. For financial statement purposes, goodwill is generally amortized using the straight-line method over its estimated useful life, not exceeding 40 years. The Company assesses the recoverability of goodwill at the end of each fiscal year or more often as circumstances warrant. Factors considered in evaluating recoverability include management's plan with respect to the operations to which the goodwill relates, particularly the historical earnings and projected undiscounted cash flows of such operations.

Dividends. No cash dividends were paid on Common Stock in the years ended December 31, 1997, 1996, and 1995.

Environmental Costs. Provisions for environmental costs are recorded when the Company determines its responsibility for remedial efforts and such amounts are reasonably estimable.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Standards. In 1997, the FASB issued SFAS No.130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 is effective for the Company beginning in 1998 and is expected to impact the Company's reporting of the excess of additional pension liability over recognized prior service cost. Currently, these items are included as components of Shareholders' Equity.

Also during 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes new requirements on the reporting of information about operating segments, products and services, geographic areas, and major customers. In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued which revises required disclosures relating to pensions and postretirement benefit plans. SFAS No. 131 and 132 are effective for the Company beginning in 1998. The Company will analyze these pronouncements during 1998 to determine what, if any, additional disclosures will be required thereunder.

NOTE B:  DISCONTINUED OPERATIONS

On May 4, 1997, the Company's Board of Directors approved, in principle, a plan to distribute (the "Spin-off") to WAI shareholders all of the outstanding common stock of UNOVA, Inc. ("UNOVA"), a wholly owned subsidiary of WAI. UNOVA was subsequently organized to own and conduct all of WAI's industrial automation systems operations, which include its automated data collection and manufacturing systems businesses. Pursuant to the Spin-off, on October 31, 1997 each WAI shareholder of record on October 24, 1997 received an equivalent number of shares of UNOVA common stock. The distribution of such stock was structured to be tax-free to WAI and its shareholders. Concurrent with the Spin-off, UNOVA repaid WAI for intercompany indebtedness totaling $230 million. WAI used the funds to repay certain short-term borrowings.

In connection with the Spin-off, the Consolidated Financial Statements of WAI and related notes thereto were restated to present the operations of UNOVA as discontinued. Income (loss) from discontinued operations included interest expense allocated on the basis of debt levels assumed in the Spin-off. Corporate general and administrative costs of the Company were not allocated to UNOVA for any of the periods presented.

Discontinued operations of UNOVA for the ten months ended October 31, 1997 and the years ended December 31, 1996 and 1995 are as follows:

                                                               1997             1996             1995
                                                           ------------      ------------     ----------
                                                                             (in millions)

Net revenue                                                 $   1,201.1      $   1,164.7      $     942.9
Allocated interest expense                                         17.2             11.5             12.2
Allocated interest income                                           2.7              4.4              2.8

Income (loss) before income taxes                           $    (122.7)     $      92.9      $      64.6
Provision for income taxes                                         32.2             37.2             26.2
                                                            -----------      -----------      -----------

Total discontinued operations, net of income taxes          $    (154.9)     $      55.7      $      38.4
                                                            ===========      ===========      ===========


Net assets of UNOVA as of October 31, 1997, the distribution date, and December 31, 1996 are as follows:

                                                                       OCTOBER 31,      DECEMBER 31,
                                                                          1997              1996
                                                                       ----------       -----------
                                                                               (in thousands)

Current assets                                                         $   752,633      $   695,791
Noncurrent assets                                                          586,886          378,002
                                                                       -----------      -----------
    Total assets                                                         1,339,519        1,073,793
                                                                       -----------      -----------

Current liabilities                                                       (652,230)        (429,770)
Noncurrent liabilities                                                     (87,554)         (69,515)
                                                                       -----------      -----------
    Total liabilities                                                     (739,784)        (499,285)
                                                                       -----------      -----------
Net assets of UNOVA                                                    $   599,735      $   574,508
                                                                       ===========      ===========

Assuming the Spin-off had occurred on January 1, 1997, the pro forma effect on the Company's earnings from continuing operations is the reduction of general and administrative expenses of $9.9 million, net of tax, and Spin-off related costs of $5.0 million, net of tax. These amounts would result in an increase of $.28 in basic earnings per share on a pro forma basis.

NOTE C:  BUSINESS ACQUISITIONS, INVESTMENTS, AND DISPOSITIONS

Acquisitions and Investments. The Company made several acquisitions and investments during the year ended December 31, 1997. In May 1997, the Company acquired Sungroup Energy Services Company, a Canadian well-logging, production testing, and completion services provider. During the fourth quarter of 1997, the Company completed the following acquisitions: Geosignal, Inc., a seismic data processing company; Seismic Resources, Inc., a provider of nonexclusive seismic surveys; and ParaMagnetic Logging, Inc., a well-logging research company. These acquisitions were made using Company common stock. Also in the fourth quarter of 1997, the Company used cash to purchase Heartland Kingfisher Inc., a Canadian well-logging company. In 1995, the Company used cash to purchase 50% of PetroAlliance Services Company, Ltd., which offers seismic, well-logging, and integrated project services to local and international oil companies operating in the former Soviet Union.

The purchase method of accounting was used to record all of these acquisitions. Their results of operations are included in the Consolidated Statements of Income from the acquisition dates. These acquisitions and several smaller acquisitions in 1995 and 1996 are integral to the Company's goals, though not material in the aggregate to the Company's consolidated financial statements in any one year.

The Company acquired Norand Corporation ("Norand") on March 3, 1997, and United Barcode Industries ("UBI") on April 4, 1997. These companies were integrated into the Company's industrial automation systems operations and included in the Spin-off. Both transactions were funded using a combination of committed credit facilities, short-term uncommitted credit lines and excess cash. The purchase method of accounting was used to record these acquisitions and, accordingly, the acquisition costs (approximately $280 million and $107 million for Norand and UBI, respectively) were allocated to the net assets acquired based upon their relative fair values. Such allocation assigned $203 million to in-process research and development activities, which was expensed in accordance with FASB Interpretation No. 4 during the second quarter.

The Company also acquired the remaining 51% of Honsberg, a German machine tool maker, in the second quarter of 1997. The original 49% of Honsberg was acquired during 1995. In September 1997, the Company acquired the stamping, engineering, and prototyping division of Modern Prototype Company. These companies were also included in the Spin-off.

Dispositions. The assets of the Company's seismic equipment manufacturing operations were sold during the second quarter of 1995 for approximately $122 million in cash. As part of the sales agreement, the Company entered into a commitment to purchase from the buyer $350 million of seismic and related equipment. The remaining equipment purchase commitment is approximately $67 million as of December 31, 1997. The excess of the sales price over the net book value of the assets sold was deferred and is amortized as the Company purchases equipment from the buyer.

NOTE D:  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

Long-term Debt

Long-term debt is summarized as follows:

                                                                           DECEMBER 31,
                                                             ---------------------------------
                                                                  1997                 1996
                                                             ------------         ------------
                                                                         (in thousands)

      Commercial paper                                       $    135,250         $       -
      Short-term notes payable, weighted average
        interest rate of 6.25% (1997) and 10.58%                  220,557                3,602
        (1996)
      7.875% notes due 2004                                       250,000              250,000
      8.55% debentures due 2024                                   150,000              150,000
      5.65% notes due 1997 and 1998                                48,461               96,921
      Other, principally notes payable in installments
        through 2002 with a weighted average interest
        rate of 7.56% at December 31, 1997                          3,854                3,121
                                                             ------------         ------------
                                                                  808,122              503,644
      Less current portion                                        106,592               53,055
                                                             ------------         ------------
      Long-term debt                                         $    701,530         $    450,589
                                                             ============         ============

In July 1997, the Company commenced a short-term commercial paper ("CP") program providing for the issuance of up to $400 million in aggregate maturity value of commercial paper at any given time. As of December 31, 1997, outstanding commercial paper borrowings totaled $135.3 million and interest rates on such borrowings ranged from 5.9% to 6.25% with an effective weighted average interest rate of 6.05%. The CP program is secured by committed credit facilities with a group of banks that provide for $400 million in long-term committed credit reduced by the amount outstanding under the CP program. No amounts were outstanding under the long-term committed credit facilities at December 31, 1997 except those committed in support of the CP program. At December 31, 1997, $300 million in commercial paper and short-term obligations was reclassified as long-term debt as the Company has the ability and intent to refinance such obligations on a long-term basis utilizing existing credit facilities.

The Company maintains off-balance-sheet guarantees and letter-of-credit agreements. At December 31, 1997, the face values of these agreements totaled $156 million of which $84 million was related to contracts to build two seismic vessels. (See "Financial Instruments" below and Note K: "Litigation, Commitments and Contingencies.") The remaining $72 million of credit arrangements are generally related to guarantees of future performance on contracts.

At December 31, 1997, the Company was in compliance with its various debt covenants, which relate to the Company's incurrence of debt, mergers, consolidations, and sale of assets and require the Company to satisfy certain ratios related to tangible net worth, debt-to-equity and interest coverage.

Aggregate Maturities of Debt

Notes payable and long-term obligations at December 31, 1997 mature as follows, in thousands of dollars:


    YEAR ENDED DECEMBER 31,
    -----------------------
    1998                                                    $106,592
    1999                                                         830
    2000                                                         300
    2001                                                         300
    2002                                                     300,100
    Thereafter                                               400,000
                                                            --------
                                                            $808,122
                                                            ========

Financial Instruments

The Company uses forward contracts for the purpose of reducing its exposure to adverse fluctuations in foreign exchange and interest rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the value of the underlying exposure being hedged. The Company is not a party to leveraged derivatives and does not hold or issue financial instruments for speculative purposes.

Foreign Currency Management - From time to time, the Company enters into foreign currency forward contracts to hedge anticipated and firmly committed foreign currency transactions. At December 31, 1997, the Company had entered into foreign currency forward contracts with notional amounts of $88.9 million to primarily hedge the commitment to purchase two seismic vessels in 1999. The notional amounts are used to express the volume of these transactions and do not represent exposure to loss. The carrying value of the contracts was not significant. The fair value of the contracts, based on year-end quoted rates for purchasing contracts with similar terms and maturity dates, approximated carrying value and was also not significant. Foreign currency gains and losses for such purchases are deferred as part of the basis of the assets. The counterparties to the Company's forward contracts are major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and, in management's opinion, present no significant credit risk to the Company.

Interest Rate Management - The Company periodically enters into various financial instruments to manage its interest rate exposure. At December 31, 1997, the Company did not have any outstanding interest rate swap agreements.

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996:

                                                         1997                           1996
                                               ------------------------       ------------------------
                                                CARRYING         FAIR          CARRYING       FAIR
                                                 AMOUNT          VALUE          AMOUNT        VALUE
                                               ----------     ----------      ----------    ----------
                                                                   (in thousands)
        Cash and cash equivalents              $   33,504     $   33,504      $   16,296    $   16,296
        Long-term debt:
           Commercial paper                       135,250        135,250            -             -
           Short-term notes payable               220,557        220,557           3,602         3,602
           7.875% notes due 2004                  250,000        270,200         250,000       265,234
           8.55% debentures due 2024              150,000        181,375         150,000       170,170
           5.65% notes due 1997 and 1998           48,461         48,461          96,921        96,630
           Other debt                               3,854          3,854           3,121         3,121


The following methods and assumptions were used to estimate the fair value of the financial instruments summarized in the table above. The carrying values of accounts receivable, accounts payable, and payrolls and related expenses included in the accompanying Consolidated Balance Sheets approximated market value at December 31, 1997 and 1996.

Cash and cash equivalents - The carrying amounts approximated fair value due to the short maturity of these instruments.

Long-term debt - The fair values of the 7.875% notes and the 8.55% debentures were based on the quoted market price for similar issues. The carrying amount of the commercial paper, short-term notes payable, and other debt approximated fair value due to the short maturities and because the interest rates were reflective of market rates.

NOTE E:  ACCOUNTS RECEIVABLE AND INVENTORIES

Following are the details of accounts receivable:


                                                           DECEMBER 31,
                                                 ------------------------------
                                                      1997             1996
                                                 -------------    -------------
                                                         (in thousands)

   Trade receivables                             $     440,748    $     344,367
   Notes receivable (see Note J)                         4,672           16,568
                                                 -------------    -------------
   Total                                         $     445,420    $     360,935
                                                 =============    =============

Summarized below are the components of inventory balances:

                                                            DECEMBER 31,
                                                 ------------------------------
                                                      1997             1996
                                                 -------------    -------------
                                                         (in thousands)

   Raw materials                                 $      19,084    $      20,377
   Work in progress                                     16,032           15,730
   Finished goods                                        4,244            6,599
                                                 -------------    -------------
   Total                                         $      39,360    $      42,706
                                                 =============    =============

NOTE F:  PROPERTY, PLANT, AND EQUIPMENT

Investment in property, plant, and equipment consists of the following:


                                                         DECEMBER 31,
                                                 -------------------------
                                                     1997           1996
                                                 ----------      ---------
                                                        (in thousands)
Land                                             $   34,193      $  35,340
Buildings                                           142,973        131,087
Machinery and equipment                           1,130,594        952,730
Investment in E&P projects, full cost method        110,401         33,073
Less accumulated depreciation and depletion        (491,779)      (459,978)
                                                 ----------      ---------
Total                                            $  926,382      $ 692,252
                                                 ==========      =========


The net book value of assets utilized under capital leases was not material at December 31, 1997 and 1996.

The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:

      Buildings                                              10 - 45 years
      Land improvements and building improvements             2 - 10 years
      Machinery and equipment                                 2 - 20 years

As of December 31, 1997, minimum rental commitments under noncancellable operating leases are set forth in the table below, in thousands:


           YEAR ENDING DECEMBER 31,
           ------------------------
             1998                                                 $    8,177
             1999                                                      6,517
             2000                                                      4,021
             2001                                                      1,222
             2002                                                        569
             Thereafter                                                4,209
                                                                  ----------
                                                                  $   24,715
                                                                  ==========

Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $111.7 million, $73.1 million, and $75.4 million, for the years ended December 31, 1997, 1996, and 1995, respectively. The minimum future rentals receivable under subleases and the contingent rental expenses were not significant.

NOTE G:  SHAREHOLDERS' EQUITY

The following table presents shares used in the computation of earnings per share:

                                                                      YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------
                                                               1997             1996             1995
                                                          -------------     -------------    ------------
                                                                           (in thousands)
      Weighted average common shares outstanding
        (net of treasury shares)                                 54,252            53,490          53,074
      Additional potentially dilutive securities
        (equivalent in common stock)                              1,361               781             681
                                                          -------------     -------------    ------------
      Total                                                      55,613           54,271           53,755
                                                          =============     =============    ============

Stock Option Plans

The Company has a stock option plan, which provides for the grant of incentive awards to officers and other key employees. Incentive awards are granted in the form of stock options at a price equal to the fair market value of the Company's common stock on the date of grant, at terms not exceeding 10 years. The Company also has a directors' stock option plan that provides for the grant of stock options to the Company's nonemployee directors. Under this plan, stock options are granted annually at the fair market value of the Company's common stock on the date of grant at terms not exceeding 10 years. The number of options so granted annually is fixed by the plan. Options granted under the directors' stock option plan become fully exercisable on the first anniversary of their grant. Under these plans, there were a total of 1,818,390 and 1,098,528 shares subject to options which were exercisable as of December 31, 1997 and 1996, respectively, and 1,142,464 shares available for grant as of December 31, 1997.

The following table summarizes the shares outstanding under the Company's stock option plans:

                                                               WEIGHTED-AVERAGE
                                                  NUMBER        EXERCISE PRICE
                                                OF SHARES          PER SHARE
                                                ---------       ---------------
OUTSTANDING AT DECEMBER 31, 1994                2,751,993      $     25.87
  Granted                                         580,500            42.89
  Exercised                                      (310,839)           18.74
  Canceled                                       (154,270)           36.13
                                              -----------
OUTSTANDING AT DECEMBER 31, 1995                2,867,384            29.54
  Granted                                         614,600            58.03
  Exercised                                      (441,327)           17.64
  Canceled                                        (74,005)           39.47
                                              -----------
OUTSTANDING AT DECEMBER 31, 1996                2,966,652            36.96
  Prior to the Spin-off --
  Granted                                       1,349,879            62.37
  Exercised                                      (466,910)           28.92
  Canceled                                        (35,736)           51.10
  After the Spin-off --
  Spin-off adjustment                             884,290              N/A
  Exercised                                       (77,325)           15.66
  Canceled                                           (895)           29.38
                                              -----------
OUTSTANDING AT DECEMBER 31, 1997                4,619,955            38.37
                                              ===========


In connection with the Spin-off, all employee and director options outstanding immediately prior to the Spin-off were adjusted by increasing the number of shares subject to the option and decreasing the exercise price per share so as to preserve the difference between the aggregate exercise price of the option and the aggregate market value of the shares subject to the option. Grants in 1997 include options to acquire 484,379 common shares with a weighted average exercise price of $39.42 which were acquired in the acquisition of Norand.

Outstanding stock option data as of December 31, 1997:


                                       OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            -------------------------------------------------   ---------------------------
                             NUMBER      WEIGHTED-AVERAGE    WEIGHTED-AVERAGE    NUMBER    WEIGHTED-AVERAGE
                               OF           REMAINING           EXERCISE           OF          EXERCISE
RANGE OF EXERCISE PRICES    OPTIONS      CONTRACTUAL LIFE         PRICE          OPTIONS         PRICE
------------------------    -------      ----------------    ----------------   --------   ----------------
$  1.65   to   $10.99       191,060         2.37 years         $   9.85          191,060       $   9.85
  12.31   to    20.22       447,065         3.98                  15.69          445,810          15.69
  21.02   to    29.98       710,734         5.69                  23.77          513,754          23.23
  30.06   to    37.86     1,355,265         7.12                  34.41          467,536          34.24
  40.10   to    47.73       804,566         8.38                  46.51          190,525          46.41
  49.01   to    58.78        71,638         8.80                  51.60            8,879          51.49
  60.95   to    69.65     1,039,627         9.53                  61.29              826          66.76


The fair value of stock options granted during 1997 and 1996 were $26.3 million and $12.8 million, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.3% and 6.4%, expected life of five years for both years; and expected volatility of 33% and 26%, determined from historical stock price fluctuations. There is no assurance that the assumptions used in determining the fair values of stock options will prove true in the future. The actual value of the options depends on several factors, including the actual market price of the common stock on the date of exercise. Changes in any of these factors as well as fluctuations in the market price of the Company's common stock will cause the actual value of these options to vary from the theoretical value indicated above.

Employee Stock Purchase Plan

Under the 1996 Employee Stock Purchase Plan, the Company is authorized to sell up to 2.5 million shares of common stock to eligible full-time employees of WAI and participating subsidiaries. At each semi-annual offering period, employees can choose to have up to 8% of their annual earnings withheld to purchase the Company's common stock up to a maximum amount of $21,250 per calendar year. The purchase price of the stock is 85% of the lower of its beginning-of-period or end-of-period market price. The Company sold 95,129 and 36,975 shares under the Plan in 1997 and 1996, respectively, with approximately 20% of eligible employees participating each year. The weighted-average fair value of purchase rights granted in 1997 and 1996 was $1,687,000 and $471,800, respectively. The fair value of the stock purchase rights was determined using the same method and parameters for stock option grants described above, except for the use of an expected life equal to the purchase window period. As previously noted, the actual value of purchase rights may vary from the theoretical value determined using the Black-Scholes option pricing model.

Pro Forma Compensation Disclosure

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards or grants of stock purchase rights. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's pro forma net income and basic earnings per share for 1997, 1996, and 1995 would have been:


                                                                  AS REPORTED              PRO FORMA
                                                                 -------------           -------------
                                                                       (in thousands, except EPS)
     YEAR ENDED DECEMBER 31, 1997:
       Earnings from continuing operations                       $      91,811           $       88,141
       Earnings (loss) from discontinued operations                   (154,927)                (158,294)
                                                                 -------------           --------------
       Net earnings (loss)                                       $     (63,116)          $      (70,153)
                                                                 =============           ==============

       Basic earnings (loss) per share:
         Continuing operations                                   $        1.69           $         1.63
         Discontinued operations                                         (2.85)                   (2.92)
                                                                 -------------           --------------
         Total earnings (loss) per share                         $       (1.16)          $        (1.29)
                                                                 =============           ==============

     YEAR ENDED DECEMBER 31, 1996:
       Earnings from continuing operations                       $      69,922           $       68,475
       Earnings from discontinued operations                            55,743                   54,358
                                                                 -------------           --------------
       Net earnings                                              $     125,665           $      122,833
                                                                 =============           ==============

       Basic earnings per share:
         Continuing operations                                   $        1.31           $         1.28
         Discontinued operations                                          1.04                     1.02
                                                                 -------------           --------------
         Total earnings per share                                $        2.35           $         2.30
                                                                 =============           ==============

     YEAR ENDED DECEMBER 31, 1995:
       Earnings from continuing operations                       $      61,409           $       60,855
       Earnings from discontinued operations                            38,430                   37,965
                                                                 -------------           --------------
       Net earnings                                              $      99,839           $       98,820
                                                                 =============           ==============

       Basic earnings per share:
         Continuing operations                                   $        1.16           $         1.15
         Discontinued operations                                          0.72                     0.71
                                                                 -------------           --------------
         Total earnings per share                                $        1.88           $         1.86
                                                                 =============           ==============

The actual pro forma impact on net income and earnings per share may differ from the theoretical valuation determined using the Black-Scholes option pricing model due to factors previously noted. Further, the SFAS No. 123 method of accounting was not applied to options granted prior to January 1, 1995, therefore, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Shareholder Rights Plan

On August 17, 1994, the Company's Board of Directors adopted a Share Purchase Rights Plan and, in accordance with such Plan, declared a dividend of one preferred share purchase right for each outstanding share of Company common stock, payable August 31, 1994 to shareholders of record on that date. In the event that a party acquires more than 15% of the Company's then outstanding Common Stock, the Plan will cause substantial dilution to a party that attempts to acquire the Company in a manner or on terms not approved by the Board of Directors, except pursuant to an offer conditioned on a substantial number of rights being acquired.

The rights, which do not have voting rights and are not entitled to dividends until such time as they become exercisable, expire on August 2004.

NOTE H:  TAXES ON INCOME

The components of taxes on income from continuing operations consist of the following provisions (benefits):

                                         YEAR ENDED DECEMBER 31,
                                  -------------------------------------
                                     1997         1996          1995
                                  ---------     ---------    ----------
                                              (in thousands)
  Currently payable:
    U.S. taxes                    $   8,132     $   2,672    $   7,003
    International taxes              48,385        45,578       43,588
  Deferred:
    U.S. taxes                        2,917        (1,635)      (8,792)
                                  ---------     ---------     --------
                                  $  59,434     $  46,615     $ 41,799
                                  =========     =========     ========

Deferred tax assets and liabilities result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of the Company's deferred tax assets and liabilities are as follows:


                                      DECEMBER 31, 1997       DECEMBER 31, 1996
                                    ---------------------   --------------------
                                     ASSET     LIABILITY     ASSET    LIABILITY
                                    ------     ----------   ------    ----------
                                                   (in thousands)
Accrued liabilities                 $12,934     $    --     $21,623     $    --
Receivables and inventory             8,421          --       7,908          --
Research and development credit
  carryover                           6,555          --          --          --
Noncompete agreements                    --       8,071          --       5,956
Postretirement benefits               1,244          --         934          --
Pensions                              3,103          --       1,317          --
Depreciation, depletion, and
  amortization                        1,495          --       6,053          --
Other items                           1,089       3,086       5,214       2,479
                                    -------     -------     -------     -------
                                    $34,841     $11,157     $43,049     $ 8,435
                                    =======     =======     =======     =======

The following is a reconciliation of income taxes at the U.S. statutory rate of 35% to the provision for income taxes:

                                                                        YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                1997             1996           1995
                                                            ------------     ------------    -----------
                                                                                (in thousands)
Tax at U.S. statutory rate                                  $    52,936      $    40,788      $    36,123
State income taxes, net of federal benefit                        1,654             (450)          (1,605)
Amortization of non-deductible goodwill                           1,578            1,624            1,409
Foreign earnings taxed at other than U.S.
  statutory rate                                                  1,529            1,266           (1,089)
Non-deductible meals and entertainment                            2,083            2,048            1,662
Other items                                                        (346)           1,339            5,299
                                                            -----------      -----------      -----------
                                                            $    59,434      $    46,615      $    41,799
                                                            ===========      ===========      ===========

NOTE I:  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Benefits

The Company has retirement and pension plans that cover most of its regular, full-time employees. Most of the Company's U.S. employees are covered by a defined contribution plan. The Company contributes an amount based on its consolidated pretax earnings in accordance with the provisions of such plan. This plan includes a voluntary savings feature that is intended to qualify under
Section 401(k) of the Internal Revenue Code and is designed to enhance the retirement programs of participating employees. Under this feature, the Company matches up to 67% of a certain portion of participants' contributions.

Certain subsidiaries of the Company also have retirement and savings plans for eligible employees located outside the United States. The pension liabilities and their related costs are computed in accordance with the laws of the individual nations and appropriate actuarial practices.

The Company has a defined benefit retirement plan for its directors whereby retired directors are paid an amount equal to active directors for a specified period of time after retirement. In the event of a change in control in the Company, directors receive a lump sum distribution of these payments.

U.S. Pension Plans

A summary of the components of net periodic pension cost for the U.S. defined benefit plans and defined contribution plans for the years ended December 31, 1997, 1996, and 1995, is as follows:


                                                                               YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                    1997              1996             1995
                                                                ------------      ------------     ------------
                                                                                   (in thousands)
      Defined benefit plans:
        Service cost - benefits earned during the period         $         54      $      -         $      -
        Interest cost on projected benefit obligation                     537              337               271
        Net amortization and deferral                                     314               38             (175)
                                                                 -------------     ------------     ------------
        Net periodic pension cost                                         905              375                96
      Defined contribution plans                                       39,033           32,792            30,421
                                                                 -------------     ------------     ------------
      Net periodic pension cost                                  $     39,938      $    33,167      $     30,517
                                                                 =============     ============     ============

Actuarial assumptions for the Company's U.S. defined benefit plans included an expected long-term rate of return on plan assets of 8.00% and 9.25% for fiscal years 1997 and 1996, respectively. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% and 7.5% at December 31, 1997 and 1996, respectively. The rate increase in future compensation levels was 5% at December 31, 1997 and 1996. Pursuant to the provisions of SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded in other noncurrent liabilities an additional minimum pension liability adjustment of $5.4 million as of December 31, 1997. This additional liability represented the amount by which the accumulated benefit obligation exceeded the accrued amounts previously recorded. As there were no previously unrecognized prior service costs at December 31, 1997, the full amount of the adjustment, net of the related deferred tax benefit, was recorded as a reduction of stockholders' equity of $3.5 million.

The following table sets forth the amounts recognized in the Company's balance sheet at December 31, 1997 and 1996 for the Company's U.S. defined benefit plans. All of the plans are unfunded.

                                                                        DECEMBER 31,
                                                               ---------------------------
                                                                   1997           1996
                                                               ------------   ------------
                                                                       (in thousands)
   Actuarial present value of benefit obligations:
      Vested benefit obligation                                $   (10,095)   $     (4,928)
                                                               ============   ============

      Accumulated benefit obligation                           $   (10,095)   $     (4,928)
                                                               ============   ============

   Projected benefit obligation                                $   (11,024)   $     (7,082)
   Unrecognized net transition asset                                     -            (108)
   Unrecognized net loss                                             6,323           2,262
                                                               ------------   ------------
   Accrued pension liability                                         (4,701)        (4,928)
   Adjustment required to recognize minimum liability                (5,394)             -
                                                               ------------   ------------
   Pension cost liability                                      $    (10,095)  $     (4,928)
                                                               ============   ============

Non-U.S. Pension Plans

For the principal non-U.S. pension plans located in the United Kingdom, the weighted-average discount rate used was approximately 8.5% at December 31, 1997. The rate of increase in future compensation used was approximately 5.5% and the rate of return on assets was 9.0% at December 31, 1997.

Pension costs for non-U.S. plans were not material for any of the periods presented herein. The actuarial present value of projected benefits at December 31, 1997 was $25.8 million compared with net assets available for benefits of $33.2 million.

Other Postretirement Benefits

In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans. These benefit plans are unfunded.

The net periodic postretirement benefit costs were not material for any of the periods presented herein. The accumulated benefit obligation at December 31, 1997 was $6.1 million, of which $1.9 million was attributable to retirees and $4.2 million to other active plan participants. The accumulated benefit obligation for continuing operations at December 31, 1996 was $3.8 million, of which $1.4 million was attributable to retirees and $2.4 million was attributable to active plan participants.

Actuarial assumptions used to measure the accumulated benefit obligation include a discount rate of 7.0% and 7.5% at December 31, 1997 and 1996, respectively. The assumed health care cost trend rate for fiscal 1997 was 11.0% and is projected to decrease over 20 years to 5.4%. The effect of a one-percentage-point increase in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the accumulated benefit obligation results in an increase of approximately $0.3 million.

NOTE J:  LITIGATION, COMMITMENTS, AND CONTINGENCIES

The Company is currently, and from time to time, subject to claims and suits arising in the ordinary course of its business. In the opinion of the Company's General Counsel, the ultimate resolution of currently pending proceedings will not have a material adverse effect on the Company's financial statements.

NOTE K:  RELATED PARTY TRANSACTIONS

For the purpose of governing certain relationships between UNOVA and the Company after the Spin-off, UNOVA and the Company entered into various agreements described below:

         (i) Distribution and Indemnity Agreement - UNOVA and the Company entered into a Distribution and Indemnity Agreement providing for, among other things, the principal corporate transactions required to effect the Spin-off and certain other agreements governing the relationship between UNOVA and the Company with respect to the Spin-off.
         (ii) Tax-Sharing Agreement - As part of the Spin-off, UNOVA and the Company entered into a Tax Sharing Agreement which provides, among other things, for the allocation between the parties of federal, state, local, and foreign tax liabilities for all periods through the Spin-off date.
         (iii) Benefits Agreement - UNOVA and the Company entered into an Employee Benefits Agreement providing for the treatment of employee benefit matters and other compensation arrangements for certain former and current employees of UNOVA and its subsidiaries.
         (iv) Intellectual Property Agreement - UNOVA and the Company entered into an Intellectual Property Agreement providing for the transfer of ownership of intellectual property without charge from Western Atlas to UNOVA and its subsidiaries, and to provide UNOVA and its subsidiaries the rights to use the Western Atlas name for a period of six months after the Spin-off without charge.

The Chairman of the Company's board of directors serves as the Chairman and Chief Executive Officer of UNOVA. In addition, one of the Company's other directors is also a member of the board of directors of UNOVA.

Included in accounts receivable are notes due from the Company's unconsolidated subsidiaries of $9.9 million and $15.9 million at December 31, 1997 and 1996, respectively. Such amounts are partially collateralized by certain fixed assets of such subsidiaries and bear interest at 10% to 18%. Accounts payable includes $0.3 million and $1.6 million due to related parties at December 31, 1997 and 1996, respectively.

NOTE L:  OPERATIONS BY GEOGRAPHIC AREA

                              YEAR ENDED        UNITED                     LATIN      AFRICA AND
                             DECEMBER 31,       STATES        EUROPE      AMERICA     MIDDLE EAST    OTHER       TOTAL
                             ------------       ------        ------      -------     -----------    -----       -----
                                                                (in millions)
Revenue                          1997          $   529        $  303      $  294       $  337       $  195     $ 1,658
                                 1996              432           286         209          322          169       1,418
                                 1995              414           251         204          276          138       1,283

Operating profit                 1997          $    82        $    8      $   47       $   34       $   30     $   201
                                 1996               64            11          29           28           15         147
                                 1995               49            12          28           25           21         135

Identifiable assets at           1997          $ 1,287        $  343      $  163       $  334       $  204     $ 2,331
   year end                      1996            1,693           255         153          284          114       2,499
                                 1995            1,721           170          86          210           82       2,269

NOTE M:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                   QUARTER ENDED
                                              ----------------------------------------------------
                                               MARCH 31       JUNE 30       SEPT. 30       DEC. 31        TOTAL
                                              -----------    ----------    ----------   ----------     ----------
                                                               (in millions, except per share data)
  1997
    Revenue                                   $     380.0    $    418.5    $    420.2    $    439.5    $  1,658.2
    Gross profit                                     71.1          83.8          93.7          97.4         346.0

    Net earnings (loss) from:
       Continuing operations                  $      16.1    $     16.6    $     27.3    $     31.8    $     91.8
       Discontinued operations                       14.7        (186.5)         14.1           2.8        (154.9)
                                              -----------    ----------    ----------    ----------    ----------
       Net earnings (loss)                    $      30.8    $   (169.9)   $     41.4    $     34.6    $    (63.1)
                                              ===========    ==========    ==========    ==========    ==========

    Basic earnings (loss) per share from:
       Continuing operations                  $      0.30    $     0.31    $     0.50    $     0.58    $     1.69
       Discontinued operations                       0.28         (3.46)         0.27          0.06         (2.85)
                                              -----------    ----------    ----------    ----------    ----------
       Total                                  $      0.58    $    (3.15)   $     0.77    $     0.64    $    (1.16)
                                              ===========    ==========    ==========    ==========    ==========

    Diluted earnings (loss) per share from:
       Continuing operations                  $      0.29    $     0.30    $     0.49    $     0.57    $     1.65
       Discontinued operations                       0.28         (3.37)         0.26          0.05         (2.78)
                                              -----------    ----------    ----------    ----------    ----------
       Total                                  $      0.57    $    (3.07)   $     0.75    $     0.62    $    (1.13)
                                              ===========    ==========    ==========    ==========    ==========

    Common stock market prices:
         High                                 $  58 63/64    $ 57 45/64    $ 71 51/64     $  81 1/2             -
         Low                                       45 7/8       45 3/32      56 43/64        63 7/8             -

  1996
    Revenue                                   $     309.0    $    362.4    $    362.6    $    384.1    $  1,418.1
    Gross profit                                     56.5          70.8          80.2          77.4         284.9

    Net earnings from:
       Continuing operations                  $      11.4    $     17.6    $     22.1    $     18.8    $     69.9
       Discontinued operations                       11.3          12.3          14.4          17.8          55.8
                                              -----------    ----------    ----------    ----------    ----------
       Net earnings                           $      22.7    $     29.9    $     36.5    $     36.6    $    125.7
                                              ===========    ==========    ==========    ==========    ==========

    Basic earnings per share from:
       Continuing operations                  $      0.22    $     0.33    $     0.41    $     0.35    $     1.31
       Discontinued operations                       0.21          0.23          0.27          0.33          1.04
                                              -----------    ----------    ----------    ----------    ----------
       Total                                  $      0.43    $     0.56    $     0.68    $     0.68    $     2.35
                                              ===========    ==========    ==========    ==========    ==========

    Diluted earnings per share from:
       Continuing operations                  $      0.21    $     0.33    $     0.41    $     0.34    $     1.29
       Discontinued operations                       0.21          0.23          0.26          0.33          1.03
                                              -----------    ----------    ----------    ----------    ----------
       Total                                  $      0.42    $     0.56    $     0.67    $     0.67    $     2.32
                                              ===========    ==========    ==========    ==========    ==========

    Common stock market prices:
         High                                 $  48 33/64    $   51 1/4    $  49 7/8     $  57 7/32             -
         Low                                      39 1/32      43 17/32       42 1/4       48 33/64             -


As of February 25, 1998 there were approximately 21,200 holders of record of the Company's common stock.

                               INDEX TO EXHIBITS

         EXHIBIT NO.       DESCRIPTION OF EXHIBIT

             3.1 Restated Certificate of Incorporation of Western Atlas Inc., filed herewith.

             3.2 By-Laws of Western Atlas Inc., as amended, filed herewith.

             4.1 Indenture dated as of May 15, 1994 between Western Atlas Inc. and The Bank of New York, Trustee, providing for the issuance of securities in series, filed as Exhibit 4.4 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             4.2 Form of 8.55% Debentures due 2024 issued by Western Atlas Inc. under such indenture, filed as Exhibit 4.5 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             4.3 Form of 7-7/8% Notes due 2004 issued by the Western Atlas Inc. under such indenture, filed as Exhibit 4.6 to the Company's June 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

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

             4.7 Amendment No. 2 to the Amended and Restated Credit Agreement dated as of September 19, 1997, among Western Atlas Inc., the Banks listed therein, and Morgan Guaranty Trust Company of New York as Agent, and Bank of America National Trust and Savings Association, The Bank of New York, CIBC Inc., The Chase Manhattan Bank, The First National Bank of Chicago, NationsBank of Texas, N.A., and Wells Fargo Bank, N.A. as Co-Agents, filed as Exhibit 4.7 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             4.8 Other instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

             10.1 Western Tax Agreement dated as of March 17, 1994, between Litton Industries, Inc., and Western Research Holdings, Inc., filed as Exhibit 10.9 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.2* Change of Control Employment Agreement (form) dated as of November 13, 1997, between Western Atlas Inc., and each of Orval F. Brannan, James E. Brasher, William H. Flores, Thomas B. Hix, Jr., Gary E. Jones, John R. Russell, and Richard C. White, filed herewith.

             10.3* Western Atlas Inc. Director Stock Option Plan, filed as Exhibit 10.12 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.4*         Western Atlas International, Inc. Benefit
                           Restoration Plan (the "BR Plan") filed as Exhibit 100 to Amendment No. 2 to the Company's Registration Statement on Form 10 No. 1-12430 filed with the Commission on October 12, 1993, and incorporated herein by reference.

             10.5* Amendment No. 1 to the BR Plan dated February 18, 1998, filed herewith.

             10.6* Western Atlas Supplemental Retirement Plan, as amended and restated on November 13, 1997 (the "SR Plan"), filed herewith.

             10.7* Amendment No. 1 to the SR Plan dated February 18, 1998, filed herewith.

             10.8* Resolutions adopted by Board of Directors of Western Atlas Inc. on March 17, 1994, with respect to Incentive Loan Program and form of promissory note to evidence loans made thereunder, filed as Exhibit
                           10.20 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.9* Western Atlas Inc. Deferred Compensation Plan for Directors, filed as Exhibit 10.22 to the Company's 1994 Annual Report on Form 10-K, and incorporated herein by reference.

             10.10* Western Atlas Inc. Individual Performance Award Plan, filed as Exhibit 10.23 to the Company's 1994 Annual Report on Form 10-K, and incorporated herein by reference.

             10.11* Western Atlas Inc. 1995 Incentive Compensation Plan (the "IC Plan"), filed as Exhibit 10.24 to the Company's 1994 Annual Report on Form 10-K, and incorporated herein by reference.

             10.12* Western Atlas Inc. 1993 Stock Incentive Plan dated as of December 20, 1994, as amended on February 13, 1996, filed as Exhibit 10.23 to the Company's 1995 Annual Report on Form 10-K, and incorporated herein by reference.

             10.13 Consulting Agreement dated as of August 1, 1996, between Western Atlas Inc. and Joseph T. Casey ("Casey Consulting Agreement"), filed as Exhibit
                           10.21 to the Company's 1996 Annual Report on Form 10-K, and incorporated herein by reference.

             10.14 Amendment No. 1 to Casey Consulting Agreement dated October 1, 1997, filed herewith.

             10.15 Distribution and Indemnity Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc., filed as Exhibit 10.18 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.16 Tax Sharing Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc., filed as Exhibit
                           10.19 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.17 Intellectual Property Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc., filed as Exhibit 10.20 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.18 Employee Benefits Agreement dated October 31, 1997, between Western Atlas Inc. and UNOVA, Inc., filed as
                           Exhibit 10.21 to the Company's September 30, 1997 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             11            Statement of Computation of Earnings Per Share.

             21            Subsidiaries of the Registrant.

             23            Independent Auditors' Consent.

             27 Financial Data Schedules for the year ended December 31, 1997 (filed only electronically with the Securities and Exchange Commission).

 ----------------
 *   Denotes management contract, compensatory plan or similar arrangements.