Form 10-K/A
period 1997-12-31
WESTERN ATLAS INC
filed 1998-03-11
CIK 913340

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(MARK ONE)

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                          WHICH REGISTERED
              -------------------                      ------------------------
      Common Stock, par value $1 per share              New York Stock Exchange
                                                        Pacific Stock Exchange
Rights to Purchase Series A Junior Participating        New York Stock Exchange
                Preferred Stock                         Pacific Stock Exchange

                    ---------------------------------------

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

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

================================================================================

Western Atlas Inc. hereby amends and restates the following sections of its Annual Report on Form 10-K for the year ended December 31, 1997 to disclose the March 8, 1998 agreements (i) to acquire Wedge Dia-Log, Inc. and (ii) to tender for the outstanding stock of 3-D Geophysical, Inc.:

         Part I, Item 1., Business

         Part II, Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations

         Part IV, Item 14.(a)(1), Consolidated Financial Statements

         Part IV, Item 14.C-23, Independent Auditors' Consent

In order to facilitate the efficient review of this report, as amended, all other Items included in the original Annual Report on Form 10-K for the year ended December 31, 1997 are filed herewith.

                               WESTERN ATLAS INC.

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-K/A

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

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Western Atlas Inc. (the "Company" or "WAI") is a leading supplier of oilfield services and reservoir information technologies for the worldwide oil and gas industry. It operates primarily through three divisions: Western Geophysical, Western Atlas Logging Services, and E&P Services. The Company specializes in land, marine and transition-zone seismic data acquisition and processing services; well-logging and completion services; and reservoir characterization and project management services. The Company's revenues have grown from approximately $1.3 billion in 1995 to approximately $1.7 billion in 1997, an increase of 29%. During this period, earnings before interest, taxes, depreciation, depletion, and amortization ("EBITDA") grew from approximately $408 million to approximately $570 million, an increase of 39%. For the year ended December 31, 1997, the Company's international activity generated revenue and operating profit of $1,129 million and $119 million, respectively. Domestic activity produced revenue and operating profit of $529 million and $82 million, respectively. See Note L of Notes to the Consolidated Financial Statements for financial information by geographic area.

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

INTELLECTUAL PROPERTY

The Company owns significant intellectual property relating to its products and services that have been secured over a period of years. This intellectual property has been of value in the growth of the Company's business and is expected to be of value in the future. However, the Company's business generally is not dependent upon the protection of any single item or small number of items of intellectual property and would not be materially affected by the expiration or termination of any single item or small number of items of intellectual property.

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

RECENT EVENTS

On March 8, 1998, the Company entered into an agreement to acquire the stock of Wedge Dia-Log, Inc. ("Wedge Dia-Log"), for approximately $218 million in cash. Wedge Dia-Log is a wireline company specializing in cased-hole and pipe recovery services.

In addition, on March 8, 1998, the Company entered into an agreement to acquire the stock of 3-D Geophysical, Inc., a supplier of primarily land-based seismic data acquisition services, in an all cash tender offer for $9.65 per share, for an aggregate of $115 million if all shares are tendered.

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

                                                           COMMON STOCK
                                                           PRICE RANGE
                                                  ------------------------------
                                                      HIGH              LOW
         YEAR ENDED DECEMBER 31, 1997             ------------     -------------
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

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                                       FIVE MONTHS
                                                          YEAR ENDED DECEMBER 31,                         ENDED         YEAR ENDED
                                        ------------------------------------------------------------   DECEMBER 31,      JULY 31,
                                           1997            1996            1995            1994          1993 (a)        1993 (a)
                                        ----------      ----------      ----------      ----------      ----------      ----------
                                                        (in millions, except per share and employee data)
Operating results:
  Revenue                               $  1,658.2      $  1,418.1      $  1,282.9      $  1,194.5      $    495.2      $  1,161.7
                                        ==========      ==========      ==========      ==========      ==========      ==========

  Earnings (loss) from continuing
    operations                          $     91.8      $     69.9      $     61.4      $     39.7      $   (190.6)     $     40.8
  Earnings (loss) from discontinued
    operations (b)                          (154.9)           55.8            38.4            38.0             7.3            33.1
                                        ----------      ----------      ----------      ----------      ----------      ----------
  Earnings (loss) before cumulative
    effect of a change in accounting
    principle                                (63.1)          125.7            99.8            77.7          (183.3)           73.9
  Cumulative effect of a change in
    accounting principle (c)                    --              --              --              --              --            (1.1)
                                        ----------      ----------      ----------      ----------      ----------      ----------
  Net earnings (loss)                   $    (63.1)     $    125.7      $     99.8      $     77.7      $   (183.3)     $     72.8
                                        ==========      ==========      ==========      ==========      ==========      ==========

Common share data - diluted (d):
  Earnings (loss) per share from
    continuing operations               $     1.65      $     1.29      $     1.14      $      .82      $    (4.18)     $      .87
  Earnings (loss) per share from
    discontinued operations (b)              (2.78)           1.03             .72             .78             .16             .70
                                        ----------      ----------      ----------      ----------      ----------      ----------
  Earnings (loss) per share before
    cumulative effect of a change in
    accounting principle                     (1.13)           2.32            1.86            1.60           (4.02)           1.57
  Cumulative effect of a change in
    accounting principle (c)                    --              --              --              --              --            (.02)
                                        ----------      ----------      ----------      ----------      ----------      ----------
  Total                                 $    (1.13)     $     2.32      $     1.86      $     1.60      $    (4.02)     $     1.55
                                        ==========      ==========      ==========      ==========      ==========      ==========

    Shares used to compute earnings
      (loss) per share (d)                    55.6            54.3            53.8            48.5            45.6            47.0

Financial position at period end:
  Total assets                          $  2,330.7      $  2,499.2      $  2,268.6      $  2,141.6      $  2,007.5      $  1,756.7
  Long-term debt                        $    701.5      $    450.6      $    496.9      $    490.0      $    694.4      $    172.4
  Working capital                       $    114.2      $    775.0      $    827.5      $    729.0      $    752.4      $    714.7
  Current ratio                                1.2             2.9             3.8             3.3             3.5             5.1

Other selected information:
  EBITDA (e)                            $    569.6      $    456.7      $    408.5      $    341.3      $     86.7      $    313.0
  Research and technology
    expenditures                        $     59.2      $     54.8      $     59.8      $     59.1      $     28.2      $     61.7
  Depreciation, depletion, and
    amortization (f)                    $    368.9      $    309.2      $    273.6      $    232.6      $     87.7      $    185.2
  Capital expenditures                  $    430.0      $    279.6      $    171.1      $    146.7      $    111.8      $    130.2
  Cost of multiclient seismic
    data acquired                       $    275.1      $    195.9      $    152.3      $    114.2      $     38.3      $     27.0
  Number of employees at period end (g)     10,600           9,100           8,500           8,900           7,800           8,800


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


(Notes continued on following page )

(b) On October 31, 1997, the shares of common stock of UNOVA were distributed to the Company's shareholders. UNOVA's operations through October 31, 1997 are reported in the Company's financial statements as discontinued operations. Accordingly, the accounts of UNOVA's operations were reclassified as earnings from discontinued operations. Corporate general and administrative costs of the Company were not allocated to UNOVA for any of the periods presented. Management estimates, however, that approximately 85% of corporate general and administrative costs attributable to the periods presented were attributable to UNOVA. Furthermore, Spin-off-related costs of $8.35 million were charged to continuing operations during the second quarter of 1997.
(c) The provisions of SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, were adopted in fiscal year 1993. Immediate recognition of the transition liability was elected. All amounts pertain to continuing operations.
(d) The number of shares of Common Stock outstanding prior to 1994 was based on the weighted-average number of shares of Litton common stock outstanding for fiscal 1993.
(e) "EBITDA" means earnings before interest, taxes, depreciation, depletion, amortization, and non-recurring items and should not be considered as an alternative to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. The Company believes EBITDA is a widely accepted financial indicator of a company's ability to service debt.
(f) During the fourth quarter of 1997, the Company extended the estimated useful lives of certain assets. This change in accounting estimate resulted in an increase in the Company's earnings from continuing operations of $2.8 million or $0.05 diluted earnings per share for 1997.
(g)  Excluding UNOVA.

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

RECENT EVENTS

On March 8, 1998, the Company entered into an agreement to acquire the stock of Wedge Dia-Log, Inc. ("Wedge Dia-Log"), for approximately $218 million in cash. Wedge Dia-Log is a wireline company specializing in cased-hole and pipe recovery services.

In addition, on March 8, 1998, the Company entered into an agreement to acquire the stock of 3-D Geophysical, Inc., a supplier of primarily land-based seismic data acquisition services, in an all cash tender offer for $9.65 per share, for an aggregate of $115 million if all shares are tendered.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            Page
(a)(1)   Consolidated Financial Statements                                   F-1

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

(c)      Exhibits



         EXHIBIT NO.       DESCRIPTION OF EXHIBIT

             3.1 Restated Certificate of Incorporation of Western Atlas Inc., filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

             3.2           By-Laws of Western Atlas Inc., as amended, filed as
                           Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

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

             10.2 * Change of Control Employment Agreement (form) dated as of November 13, 1997, between Western Atlas Inc., and each of Orval F. Brannan, James E. Brasher, William H. Flores, Thomas B. Hix, Jr., Gary E. Jones, John R. Russell, and Richard C. White, filed as
                           Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

             10.3 * Western Atlas Inc. Director Stock Option Plan, filed as Exhibit 10.12 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.4 *        Western Atlas International, Inc. Benefit
                           Restoration Plan (the "BR Plan") filed as Exhibit 100 to Amendment No. 2 to the Company's Registration Statement on Form 10 No. 1-12430 filed with the Commission on October 12, 1993, and incorporated herein by reference.

             10.5 * Amendment No. 1 to the BR Plan dated February 18, 1998, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

             10.6 * Western Atlas Supplemental Retirement Plan, as amended and restated on November 13, 1997 (the "SR Plan"), filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

             10.7 * Amendment No. 1 to the SR Plan dated February 18, 1998, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

             10.8 *        Resolutions adopted by Board of Directors of
                           Western Atlas Inc. on March 17, 1994, with respect to Incentive Loan Program and form of promissory note to evidence loans made thereunder, filed as Exhibit
                           10.20 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.9 * Western Atlas Inc. Deferred Compensation Plan for Directors, filed as Exhibit 10.22 to the Company's 1994 Annual Report on Form 10-K, and incorporated herein by reference.

             10.10 * Western Atlas Inc. Individual Performance Award Plan, filed as Exhibit 10.23 to the Company's 1994 Annual Report on Form 10-K, and incorporated herein by reference.

             10.11 * Western Atlas Inc. 1995 Incentive Compensation Plan, filed as Exhibit 10.24 to the Company's 1994 Annual Report on Form 10-K, and incorporated herein by reference.

             10.12 * Western Atlas Inc. 1993 Stock Incentive Plan dated as of December 20, 1994, as amended on February 13, 1996, filed as Exhibit 10.23 to the Company's 1995 Annual Report on Form 10-K, and incorporated herein by reference.

             10.13 Consulting Agreement dated as of August 1, 1996, between Western Atlas Inc. and Joseph T. Casey ("Casey Consulting Agreement"), filed as Exhibit
                           10.21 to the Company's 1996 Annual Report on Form 10-K, and incorporated herein by reference.

             10.14 Amendment No. 1 to Casey Consulting Agreement dated October 1, 1997, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

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

--------------

 *   Denotes management contract, compensatory plan or similar arrangements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WESTERN ATLAS INC.
                           (Registrant)


                           By:            /s/  William H. Flores
                               -------------------------------------------------
                                               William H. Flores
                               Senior Vice President and Chief Financial Officer

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


               SIGNATURE                                        TITLE                                 DATE
               ---------                                        -----                                 ----
       /s/  John R. Russell              President and Chief Executive Officer and Director       March 6, 1998
------------------------------------                (Principal Executive Officer)
          John R. Russell


      /s/  William H. Flores              Senior Vice President and Chief Financial Officer       March 6, 1998
------------------------------------        (Principal Financial and Accounting Officer)
         William H. Flores


      /s/  Paul Bancroft III                                  Director                            March 6, 1998
------------------------------------
         Paul Bancroft III


        /s/  Alton J. Brann                                 Director and                          March 6, 1998
------------------------------------                    Chairman of the Board
          Alton J. Brann


       /s/  Joseph T. Casey                                   Director                            March 6, 1998
------------------------------------
          Joseph T. Casey


      /s/  William C. Edwards                                 Director                            March 6, 1998
------------------------------------
        William C. Edwards


      /s/  Claire W. Gargalli                                 Director                            March 6, 1998
------------------------------------
        Claire W. Gargalli


      /s/  Orion L. Hoch                                      Director                            March 6, 1998
------------------------------------
           Orion L. Hoch

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




/s/ William H. Flores
William H. Flores
Senior Vice President and
Chief Financial Officer

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



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP


Houston, Texas
February 18, 1998, March 9, 1998
with respect to Note N

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

                               WESTERN ATLAS INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except par value and number of shares)

                                                                               DECEMBER 31,
                                                                       ----------------------------
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

                               WESTERN ATLAS INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                           YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                   1997             1996             1995
                                                -----------      -----------      -----------
COMMON STOCK, PAR VALUE:
    Beginning of year                           $    53,706      $    53,235      $    52,925
    Stock options exercised                             541              434              310
    Shares issued for acquisitions                      312               --               --
    Shares issued under stock purchase plan              29               37               --
                                                -----------      -----------      -----------
    End of year                                 $    54,588      $    53,706      $    53,235
                                                ===========      ===========      ===========

ADDITIONAL PAID-IN CAPITAL:
    Beginning of year                           $ 1,146,066      $ 1,129,417      $ 1,119,889
    Stock options exercised                          23,399           14,771            9,528
    Spin-off of UNOVA, Inc.                        (513,112)              --               --
    Shares issued for acquisitions                   27,067               --               --
    Shares issued under stock purchase plan           1,863            1,878               --
                                                -----------      -----------      -----------
    End of year                                 $   685,283      $ 1,146,066      $ 1,129,417
                                                ===========      ===========      ===========

RETAINED EARNINGS:
    Beginning of year                           $   291,458      $   165,793      $    65,954
    Net earnings (loss)                             (63,116)         125,665           99,839
    Spin-off of UNOVA, Inc.                         (77,840)              --               --
                                                -----------      -----------      -----------
    End of year                                 $   150,502      $   291,458      $   165,793
                                                ===========      ===========      ===========

CUMULATIVE TRANSLATION ADJUSTMENTS:
    Beginning of year                           $    12,482      $     8,402      $     9,557
    Translation rate changes                         (3,699)           4,080           (1,155)
    Spin-off of UNOVA, Inc.                          (8,783)              --               --
                                                -----------      -----------      -----------
    End of year                                 $        --      $    12,482      $     8,402
                                                ===========      ===========      ===========

PENSION LIABILITY ADJUSTMENTS:
    Beginning of year                           $        --      $        --      $        --
    Current year adjustment                          (3,506)              --               --
                                                -----------      -----------      -----------
    End of year                                 $    (3,506)     $        --      $        --
                                                ===========      ===========      ===========

TREASURY STOCK, AT COST:
    Beginning of year                           $      (774)     $        --      $        --
    Shares purchased                                 (4,241)            (774)              --
    Shares issued under stock purchase plan           5,015               --               --
                                                -----------      -----------      -----------
    End of year                                 $        --      $      (774)     $        --
                                                ===========      ===========      ===========

TOTAL SHAREHOLDERS' EQUITY, END OF YEAR         $   886,867      $ 1,502,938      $ 1,356,847
                                                ===========      ===========      ===========



          See accompanying notes to consolidated financial statements.

                               WESTERN ATLAS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                         1997             1996             1995
                                                                      -----------      -----------      -----------
Cash flows from operating activities:
    Net earnings from continuing operations                           $    91,811      $    69,922      $    61,409
    Adjustments to reconcile net earnings from continuing
      operations to net cash provided by operating activities:
        Depreciation, depletion, and amortization                         368,937          309,213          273,550
        Change in accounts receivable                                     (79,363)         (47,978)         (42,665)
        Change in inventories                                               4,825           (5,569)         (11,551)
        Change in other current assets                                     (4,043)          31,681          (10,655)
        Change in accounts payable and accrued liabilities                   (970)          49,332          (38,329)
        Change in payroll and related expenses                             13,961           10,367            5,644
        Change in deferred revenue                                        122,132           39,501           18,494
        Reimbursement for shutdown of certain acquired operations              --               --           20,000
        Other operating activities                                          1,768           (6,852)           1,681
                                                                      -----------      -----------      -----------
     Total from continuing operations                                     519,058          449,617          277,578
     Net operating activities from discontinued operations                 12,115           22,252           86,795
                                                                      -----------      -----------      -----------
     Net cash provided by operating activities                            531,173          471,869          364,373
                                                                      -----------      -----------      -----------

Cash flows from investing activities:
    Capital expenditures                                                 (429,972)        (279,553)        (171,147)
    Cost of multiclient seismic data acquired                            (275,055)        (195,922)        (152,336)
    Proceeds from sale of businesses                                           --           12,051          122,000
    Acquisition of businesses, net of cash acquired                       (55,358)            (890)         (20,100)
    Other investing activities                                              2,164           12,374           (6,371)
                                                                      -----------      -----------      -----------
    Total from continuing operations                                     (758,221)        (451,940)        (227,954)
    Net investing activities of discontinued operations                  (406,319)           9,608          (25,249)
                                                                      -----------      -----------      -----------
    Net cash (used in) investing activities                            (1,164,540)        (442,332)        (253,203)
                                                                      -----------      -----------      -----------

Cash flows from financing activities:
    Payment from UNOVA, Inc.                                              109,574            2,855              352
    Proceeds from issuance of common stock                                 23,940           16,346            9,838
    Repayment of long-term obligations                                    (71,275)          (3,168)         (38,833)
    Proceeds from issuance of long-term debt                              369,654            1,009            6,882
    Other financing activities                                              8,327            1,016             (960)
                                                                      -----------      -----------      -----------
    Total from continuing operations                                      440,220           18,058          (22,721)
    Net financing activities of discontinued operations                   210,355          (44,513)         (88,139)
                                                                      -----------      -----------      -----------
    Net cash provided by (used in) financing activities                   650,575          (26,455)        (110,860)
                                                                      -----------      -----------      -----------

Net increase in cash and cash equivalents                                  17,208            3,082              310
Cash and cash equivalents, beginning of year                               16,296           13,214           12,904
                                                                      -----------      -----------      -----------
Cash and cash equivalents, end of year                                $    33,504      $    16,296      $    13,214
                                                                      ===========      ===========      ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
      Interest                                                        $    52,951      $    40,381      $    40,550
      Income taxes                                                    $    52,665      $     6,131      $    67,095
Supplemental schedule of non-cash investing and
  financing activities:
    Acquisitions of businesses --
      Fair value of assets acquired                                   $    28,176      $        --      $        --
      Net cash acquired                                                     2,528               --               --
      Liabilities assumed                                                  (3,325)              --               --
                                                                      -----------      -----------      -----------
      Stock issued in connection with acquisitions                    $    27,379      $        --      $        --
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

Discontinued operations of UNOVA for the ten months ended October 31, 1997 and the years ended December 31, 1996 and 1995 are as follows:

                                                                   1997          1996          1995
                                                                 --------      --------      --------
                                                                             (in millions)
Net revenue                                                      $1,201.1      $1,164.7      $  942.9
Allocated interest expense                                           17.2          11.5          12.2
Allocated interest income                                             2.7           4.4           2.8

Income (loss) before income taxes                                $ (122.7)     $   92.9      $   64.6
Provision for income taxes                                           32.2          37.2          26.2
                                                                 --------      --------      --------

Total discontinued operations, net of income taxes               $ (154.9)     $   55.7      $   38.4
                                                                 ========      ========      ========


Net assets of UNOVA as of October 31, 1997, the distribution date, and December 31, 1996 are as follows:

                                                  OCTOBER 31,      DECEMBER 31,
                                                     1997              1996
                                                 ------------      ------------
                                                        (in thousands)
Current assets                                   $    752,633      $    695,791
Noncurrent assets                                     586,886           378,002
                                                 ------------      ------------
    Total assets                                    1,339,519         1,073,793
                                                 ------------      ------------

Current liabilities                                  (652,230)         (429,770)
Noncurrent liabilities                                (87,554)          (69,515)
                                                 ------------      ------------
    Total liabilities                                (739,784)         (499,285)
                                                 ------------      ------------
Net assets of UNOVA                              $    599,735      $    574,508
                                                 ============      ============

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

NOTE D:  LONG-TERM DEBT AND FINANCIAL INSTRUMENTS

Long-term Debt

Long-term debt is summarized as follows:

                                                                    DECEMBER 31,
                                                               ---------------------
                                                                 1997         1996
                                                               --------     --------
                                                                  (in thousands)
         Commercial paper                                      $135,250     $     --
         Short-term notes payable, weighted average
           interest rate of 6.25% (1997) and 10.58% (1996)      220,557        3,602
         7.875% notes due 2004                                  250,000      250,000
         8.55% debentures due 2024                              150,000      150,000
         5.65% notes due 1997 and 1998                           48,461       96,921
         Other, principally notes payable in installments
           through 2002 with a weighted average interest
           rate of 7.56% at December 31, 1997                     3,854        3,121
                                                               --------     --------
                                                                808,122      503,644
         Less current portion                                   106,592       53,055
                                                               --------     --------
         Long-term debt                                        $701,530     $450,589
                                                               ========     ========

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

Aggregate Maturities of Debt

Notes payable and long-term obligations at December 31, 1997 mature as follows, in thousands of dollars:

    YEAR ENDED DECEMBER 31,
    -----------------------
    1998                                                   $ 106,592
    1999                                                         830
    2000                                                         300
    2001                                                         300
    2002                                                     300,100
    Thereafter                                               400,000
                                                           ---------
                                                           $ 808,122
                                                           =========

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

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996:

                                                          1997                         1996
                                               -------------------------      ------------------------
                                                CARRYING        FAIR           CARRYING       FAIR
                                                 AMOUNT         VALUE           AMOUNT        VALUE
                                               ----------     ----------      ----------    ----------
                                                                   (in thousands)
        Cash and cash equivalents              $   33,504     $   33,504      $   16,296    $   16,296
        Long-term debt:
           Commercial paper                       135,250        135,250              --            --
           Short-term notes payable               220,557        220,557           3,602         3,602
           7.875% notes due 2004                  250,000        270,200         250,000       265,234
           8.55% debentures due 2024              150,000        181,375         150,000       170,170
           5.65% notes due 1997 and 1998           48,461         48,461          96,921        96,630
           Other debt                               3,854          3,854           3,121         3,121


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

NOTE E:  ACCOUNTS RECEIVABLE AND INVENTORIES

Following are the details of accounts receivable:

                                                     DECEMBER 31,
                                                 --------------------
                                                   1997        1996
                                                 --------    --------
                                                    (in thousands)
         Trade receivables                       $440,748    $344,367
         Notes receivable (see Note J)              4,672      16,568
                                                 --------    --------
         Total                                   $445,420    $360,935
                                                 ========    ========

Summarized below are the components of inventory balances:

                                                      DECEMBER 31,
                                                 --------------------
                                                   1997        1996
                                                 --------    --------
                                                    (in thousands)
         Raw materials                           $ 19,084    $ 20,377
         Work in progress                          16,032      15,730
         Finished goods                             4,244       6,599
                                                 --------    --------
         Total                                   $ 39,360    $ 42,706
                                                 ========    ========

NOTE F:  PROPERTY, PLANT, AND EQUIPMENT

Investment in property, plant, and equipment consists of the following:

                                                                          DECEMBER 31,
                                                                 ------------------------------
                                                                     1997              1996
                                                                 -------------    -------------
                                                                         (in thousands)
         Land                                                    $      34,193    $      35,340
         Buildings                                                     142,973          131,087
         Machinery and equipment                                     1,130,594          952,730
         Investment in E&P projects, full cost method                  110,401           33,073
         Less accumulated depreciation and depletion                 (491,779)        (459,978)
                                                                 -------------    -------------
         Total                                                   $     926,382    $     692,252
                                                                 =============    =============


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

NOTE G:  SHAREHOLDERS' EQUITY

The following table presents shares used in the computation of earnings per share:

                                                               YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1997         1996         1995
                                                         --------     --------     --------
                                                                   (in thousands)
         Weighted average common shares outstanding
           (net of treasury shares)                        54,252       53,490       53,074
         Additional potentially dilutive securities
           (equivalent in common stock)                     1,361          781          681
                                                         --------     --------     --------

         Total                                             55,613       54,271       53,755
                                                         ========     ========     ========


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

The following table summarizes the shares outstanding under the Company's stock option plans:

                                                                                WEIGHTED-AVERAGE
                                                                  NUMBER         EXERCISE PRICE
                                                                 OF SHARES         PER SHARE
                                                               ------------     ----------------
     OUTSTANDING AT DECEMBER 31, 1994                            2,751,993      $     25.87
       Granted                                                     580,500            42.89
       Exercised                                                  (310,839)           18.74
       Canceled                                                   (154,270)           36.13
                                                               -----------
     OUTSTANDING AT DECEMBER 31, 1995                            2,867,384            29.54
       Granted                                                     614,600            58.03
       Exercised                                                  (441,327)           17.64
       Canceled                                                    (74,005)           39.47
                                                               -----------
     OUTSTANDING AT DECEMBER 31, 1996                            2,966,652            36.96
       Prior to the Spin-off --
       Granted                                                   1,349,879            62.37
       Exercised                                                  (466,910)           28.92
       Canceled                                                    (35,736)           51.10
       After the Spin-off --
       Spin-off adjustment                                         884,290              N/A
       Exercised                                                   (77,325)           15.66
       Canceled                                                       (895)           29.38
                                                               -----------
     OUTSTANDING AT DECEMBER 31, 1997                            4,619,955            38.37
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

Outstanding stock option data as of December 31, 1997:

                                            OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                                ---------------------------------------------------       -------------------------------
                                 NUMBER      WEIGHTED-AVERAGE      WEIGHTED-AVERAGE        NUMBER        WEIGHTED-AVERAGE
                                   OF            REMAINING             EXERCISE              OF              EXERCISE
   RANGE OF EXERCISE PRICES      OPTIONS      CONTRACTUAL LIFE           PRICE             OPTIONS             PRICE
   ------------------------     ---------    -----------------     ----------------       ---------      ----------------
   $  1.65   to      $10.99       191,060         2.37 years            $   9.85            191,060           $   9.85
     12.31   to       20.22       447,065         3.98                     15.69            445,810              15.69
     21.02   to       29.98       710,734         5.69                     23.77            513,754              23.23
     30.06   to       37.86     1,355,265         7.12                     34.41            467,536              34.24
     40.10   to       47.73       804,566         8.38                     46.51            190,525              46.41
     49.01   to       58.78        71,638         8.80                     51.60              8,879              51.49
     60.95   to       69.65     1,039,627         9.53                     61.29                826              66.76


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

                                                                   AS REPORTED       PRO FORMA
                                                                  ------------      ------------
                                                                    (in thousands, except EPS)
         YEAR ENDED DECEMBER 31, 1997:
           Earnings from continuing operations                    $     91,811      $     88,141
           Earnings (loss) from discontinued operations               (154,927)         (158,294)
                                                                  ------------      ------------
           Net earnings (loss)                                    $    (63,116)     $    (70,153)
                                                                  ============      ============

           Basic earnings (loss) per share:
             Continuing operations                                $       1.69      $       1.63
             Discontinued operations                                     (2.85)            (2.92)
                                                                  ------------      ------------
             Total earnings (loss) per share                      $      (1.16)     $      (1.29)
                                                                  ============      ============

         YEAR ENDED DECEMBER 31, 1996:
           Earnings from continuing operations                    $     69,922      $     68,475
           Earnings from discontinued operations                        55,743            54,358
                                                                  ------------      ------------
           Net earnings                                           $    125,665      $    122,833
                                                                  ============      ============

           Basic earnings per share:
             Continuing operations                                $       1.31      $       1.28
             Discontinued operations                                      1.04              1.02
                                                                  ------------      ------------
             Total earnings per share                             $       2.35      $       2.30
                                                                  ============      ============

         YEAR ENDED DECEMBER 31, 1995:
           Earnings from continuing operations                    $     61,409      $     60,855
           Earnings from discontinued operations                        38,430            37,965
                                                                  ------------      ------------
           Net earnings                                           $     99,839      $     98,820
                                                                  ============      ============

           Basic earnings per share:
             Continuing operations                                $       1.16      $       1.15
             Discontinued operations                                      0.72              0.71
                                                                  ------------      ------------
             Total earnings per share                             $       1.88      $       1.86
                                                                  ============      ============

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

NOTE H:  TAXES ON INCOME

The components of taxes on income from continuing operations consist of the following provisions (benefits):

                                          YEAR ENDED DECEMBER 31,
                                   -----------------------------------
                                     1997         1996          1995
                                   --------     --------      --------
                                              (in thousands)
         Currently payable:
           U.S. taxes              $  8,132     $  2,672      $  7,003
           International taxes       48,385       45,578        43,588
         Deferred:
           U.S. taxes                 2,917       (1,635)       (8,792)
                                   --------     --------      --------
                                   $ 59,434     $ 46,615      $ 41,799
                                   ========     ========      ========

Deferred tax assets and liabilities result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The primary components of the Company's deferred tax assets and liabilities are as follows:

                                                 DECEMBER 31, 1997             DECEMBER 31, 1996
                                             -------------------------     -------------------------
                                               ASSET        LIABILITY        ASSET        LIABILITY
                                             ----------     ----------     ----------     ----------
                                                                 (in thousands)
         Accrued liabilities                 $   12,934     $       --     $   21,623     $       --
         Receivables and inventory                8,421             --          7,908             --
         Research and development credit
           carryover                              6,555             --             --             --
         Noncompete agreements                       --          8,071             --
                                                                                               5,956
         Postretirement benefits                  1,244             --            934             --
         Pensions                                 3,103             --          1,317             --
         Depreciation, depletion, and
           amortization                           1,495             --          6,053             --
         Other items                              1,089          3,086          5,214          2,479
                                             ----------     ----------     ----------     ----------
                                             $   34,841     $   11,157     $   43,049     $    8,435
                                             ==========     ==========     ==========     ==========

The following is a reconciliation of income taxes at the U.S. statutory rate of 35% to the provision for income taxes:

                                                                  YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                           1997            1996            1995
                                                        ----------      ----------      ----------
                                                                      (in thousands)
         Tax at U.S. statutory rate                     $   52,936      $   40,788      $   36,123
         State income taxes, net of federal benefit          1,654            (450)         (1,605)
         Amortization of non-deductible goodwill             1,578           1,624           1,409
         Foreign earnings taxed at other than U.S.
           statutory rate                                    1,529           1,266          (1,089)
         Non-deductible meals and entertainment              2,083           2,048           1,662
         Other items                                          (346)          1,339           5,299
                                                        ----------      ----------      ----------
                                                        $   59,434      $   46,615      $   41,799
                                                        ==========      ==========      ==========

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

U.S. Pension Plans

A summary of the components of net periodic pension cost for the U.S. defined benefit plans and defined contribution plans for the years ended December 31, 1997, 1996, and 1995, is as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                   1997             1996             1995
                                                                ----------      ----------      ----------
                                                                              (in thousands)
         Defined benefit plans:
           Service cost - benefits earned during the period     $       54      $       --      $       --
           Interest cost on projected benefit obligation               537             337             271
           Net amortization and deferral                               314              38            (175)
                                                                ----------      ----------      ----------
           Net periodic pension cost                                   905             375              96
         Defined contribution plans                                 39,033          32,792          30,421
                                                                ----------      ----------      ----------
         Net periodic pension cost                              $   39,938      $   33,167      $   30,517
                                                                ==========      ==========      ==========

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

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1997            1996
                                                                ----------      ----------
                                                                      (in thousands)
         Actuarial present value of benefit obligations:
            Vested benefit obligation                           $  (10,095)     $   (4,928)
                                                                ==========      ==========

            Accumulated benefit obligation                      $  (10,095)     $   (4,928)
                                                                ==========      ==========

         Projected benefit obligation                           $  (11,024)     $   (7,082)
         Unrecognized net transition asset                              --            (108)
         Unrecognized net loss                                       6,323           2,262
                                                                ----------      ----------
         Accrued pension liability                                  (4,701)         (4,928)
         Adjustment required to recognize minimum liability         (5,394)             --
                                                                ----------      ----------
         Pension cost liability                                 $  (10,095)     $   (4,928)
                                                                ==========      ==========

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

NOTE L:  OPERATIONS BY GEOGRAPHIC AREA

                              YEAR ENDED       UNITED                    LATIN      AFRICA AND
                             DECEMBER 31,      STATES       EUROPE      AMERICA     MIDDLE EAST    OTHER        TOTAL
                             ------------     --------     --------     --------    -----------   --------     --------
                                                                    (in millions)
Revenue                          1997         $    529     $    303     $    294     $    337     $    195     $  1,658
                                 1996              432          286          209          322          169        1,418
                                 1995              414          251          204          276          138        1,283

Operating profit                 1997         $     82     $      8     $     47     $     34     $     30     $    201
                                 1996               64           11           29           28           15          147
                                 1995               49           12           28           25           21          135

Identifiable assets              1997         $  1,287     $    343     $    163     $    334     $    204     $  2,331
at year end                      1996            1,693          255          153          284          114        2,499
                                 1995            1,721          170           86          210           82        2,269

NOTE M:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                 QUARTER ENDED
                                            ----------------------------------------------------------
                                             MARCH 31        JUNE 30         SEPT. 30        DEC. 31          TOTAL
                                            ----------      ----------      ----------      ----------      ----------
                                                                (in millions, except per share data)
1997
  Revenue                                   $    380.0      $    418.5      $    420.2      $    439.5      $  1,658.2
  Gross profit                                    71.1            83.8            93.7            97.4           346.0

  Net earnings (loss) from:
     Continuing operations                  $     16.1      $     16.6      $     27.3      $     31.8      $     91.8
     Discontinued operations                      14.7          (186.5)           14.1             2.8          (154.9)
                                            ----------      ----------      ----------      ----------      ----------
     Net earnings (loss)                    $     30.8      $   (169.9)     $     41.4      $     34.6      $    (63.1)
                                            ==========      ==========      ==========      ==========      ==========

  Basic earnings (loss) per share from:
     Continuing operations                  $     0.30      $     0.31      $     0.50      $     0.58      $     1.69
     Discontinued operations                      0.28           (3.46)           0.27            0.06           (2.85)
                                            ----------      ----------      ----------      ----------      ----------
     Total                                  $     0.58      $    (3.15)     $     0.77      $     0.64      $    (1.16)
                                            ==========      ==========      ==========      ==========      ==========

  Diluted earnings (loss) per share from:
     Continuing operations                  $     0.29      $     0.30      $     0.49      $     0.57      $     1.65
     Discontinued operations                      0.28           (3.37)           0.26            0.05           (2.78)
                                            ----------      ----------      ----------      ----------      ----------
     Total                                  $     0.57      $    (3.07)     $     0.75      $     0.62      $    (1.13)
                                            ==========      ==========      ==========      ==========      ==========

  Common stock market prices:
     High                                   $ 58 63/64      $ 57 45/64      $ 71 51/64      $   81 1/2              --
     Low                                      45 7/8          45 3/32         56 43/64          63 7/8              --

1996
  Revenue                                   $    309.0      $    362.4      $    362.6      $    384.1      $  1,418.1
  Gross profit                                    56.5            70.8            80.2            77.4           284.9

  Net earnings from:
     Continuing operations                  $     11.4      $     17.6      $     22.1      $     18.8      $     69.9
     Discontinued operations                      11.3            12.3            14.4            17.8            55.8
                                            ----------      ----------      ----------      ----------      ----------
     Net earnings                           $     22.7      $     29.9      $     36.5      $     36.6      $    125.7
                                            ==========      ==========      ==========      ==========      ==========

  Basic earnings per share from:
     Continuing operations                  $     0.22      $     0.33      $     0.41      $     0.35      $     1.31
     Discontinued operations                      0.21            0.23            0.27            0.33            1.04
                                            ----------      ----------      ----------      ----------      ----------
     Total                                  $     0.43      $     0.56      $     0.68      $     0.68      $     2.35
                                            ==========      ==========      ==========      ==========      ==========

  Diluted earnings per share from:
     Continuing operations                  $     0.21      $     0.33      $     0.41      $     0.34      $     1.29
     Discontinued operations                      0.21            0.23            0.26            0.33            1.03
                                            ----------      ----------      ----------      ----------      ----------
     Total                                  $     0.42      $     0.56      $     0.67      $     0.67      $     2.32
                                            ==========      ==========      ==========      ==========      ==========

  Common stock market prices:
     High                                   $ 48 33/64      $ 51 1/4        $   49 7/8      $ 57 7/32               --
     Low                                      39 1/32         43 17/32          42 1/4        48 33/64              --


As of February 25, 1998 there were approximately 21,200 holders of record of the Company's common stock.

NOTE N:    SUBSEQUENT EVENTS

On March 8, 1998, the Company entered into an agreement to acquire the stock of Wedge Dia-Log, Inc. ("Wedge Dia-Log"), for approximately $218 million in cash. Wedge Dia-Log is a wireline company specializing in cased-hole and pipe recovery services.

In addition, on March 8, 1998, the Company entered into an agreement to acquire the stock of 3-D Geophysical, Inc., a supplier of primarily land-based seismic data acquisition services, in an all cash tender offer for $9.65 per share, for an aggregate of $115 million if all shares are tendered.

The above acquisitions will be accounted for using the purchase method of accounting.

                               INDEX TO EXHIBITS


         EXHIBIT NO.       DESCRIPTION OF EXHIBIT

             3.1 Restated Certificate of Incorporation of Western Atlas Inc., filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

             3.2           By-Laws of Western Atlas Inc., as amended, filed as
                           Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

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

             10.2 * Change of Control Employment Agreement (form) dated as of November 13, 1997, between Western Atlas Inc., and each of Orval F. Brannan, James E. Brasher, William H. Flores, Thomas B. Hix, Jr., Gary E. Jones, John R. Russell, and Richard C. White, filed as
                           Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

             10.3 * Western Atlas Inc. Director Stock Option Plan, filed as Exhibit 10.12 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.4 *        Western Atlas International, Inc. Benefit
                           Restoration Plan (the "BR Plan") filed as Exhibit 100 to Amendment No. 2 to the Company's Registration Statement on Form 10 No. 1-12430 filed with the Commission on October 12, 1993, and incorporated herein by reference.

             10.5 * Amendment No. 1 to the BR Plan dated February 18, 1998, filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

             10.6 * Western Atlas Supplemental Retirement Plan, as amended and restated on November 13, 1997 (the "SR Plan"), filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

             10.7 * Amendment No. 1 to the SR Plan dated February 18, 1998, filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

             10.8 *        Resolutions adopted by Board of Directors of
                           Western Atlas Inc. on March 17, 1994, with respect to Incentive Loan Program and form of promissory note to evidence loans made thereunder, filed as Exhibit
                           10.20 to the Company's March 31, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

             10.9 * Western Atlas Inc. Deferred Compensation Plan for Directors, filed as Exhibit 10.22 to the Company's 1994 Annual Report on Form 10-K, and incorporated herein by reference.

             10.10 * Western Atlas Inc. Individual Performance Award Plan, filed as Exhibit 10.23 to the Company's 1994 Annual Report on Form 10-K, and incorporated herein by reference.

             10.11 * Western Atlas Inc. 1995 Incentive Compensation Plan, filed as Exhibit 10.24 to the Company's 1994 Annual Report on Form 10-K, and incorporated herein by reference.

             10.12 * Western Atlas Inc. 1993 Stock Incentive Plan dated as of December 20, 1994, as amended on February 13, 1996, filed as Exhibit 10.23 to the Company's 1995 Annual Report on Form 10-K, and incorporated herein by reference.

             10.13 Consulting Agreement dated as of August 1, 1996, between Western Atlas Inc. and Joseph T. Casey ("Casey Consulting Agreement"), filed as Exhibit
                           10.21 to the Company's 1996 Annual Report on Form 10-K, and incorporated herein by reference.

             10.14 Amendment No. 1 to Casey Consulting Agreement dated October 1, 1997, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.

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

--------------

 *   Denotes management contract, compensatory plan or similar arrangements.