Form 10-Q
period 1998-03-31
WESTERN ATLAS INC
filed 1998-05-15
CIK 913340

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On April 30, 1998, there were 54,802,834 shares of Common Stock outstanding.


================================================================================

                               WESTERN ATLAS INC.

                          INDEX TO REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998


                                                                                                                     Page
                                                                                                                     ----
PART I.       FINANCIAL INFORMATION

Item 1:       Financial Statements

                Condensed Consolidated Statements of Income
                  Three months ended March 31, 1998 and March 31, 1997......................................          1

                Condensed Consolidated Balance Sheets
                  March 31, 1998 and December 31, 1997......................................................          2

                Condensed Consolidated Statements of Cash Flows
                  Three months ended March 31, 1998 and March 31, 1997......................................          3

                Notes to Condensed Consolidated Financial Statements........................................          4

Item 2:       Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................................................          7

Item 3:       Quantitative and Qualitative Disclosures About Market Risk....................................         11


PART II.      OTHER INFORMATION

Item 6:       Exhibits and Reports on Form 8-K..............................................................         12


Signatures    ..............................................................................................         16

                        PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                              WESTERN ATLAS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      --------------------------
                                                                         1998            1997
                                                                      ----------      ----------
Revenue                                                               $  490,745      $  379,946
                                                                      ----------      ----------

Costs and expenses:
    Operating expenses                                                   291,748         245,840
    General and administrative                                            16,960          16,800
    Research and technology                                               14,427          15,235
    Depreciation, depletion, and amortization                            100,620          67,100
                                                                      ----------      ----------
       Total costs and expenses                                          423,755         344,975
                                                                      ----------      ----------
Operating profit                                                          66,990          34,971
                                                                      ----------      ----------

Other income and expenses:
    Interest income                                                          594             506
    Interest expense                                                     (13,382)         (8,669)
                                                                      ----------      ----------
       Total other income and expenses                                   (12,788)         (8,163)
                                                                      ----------      ----------

Earnings from continuing operations before taxes on income                54,202          26,808
Taxes on income                                                          (20,597)        (10,724)
                                                                      ----------      ----------

Earnings from continuing operations                                       33,605          16,084
Discontinued operations -- results of UNOVA, Inc.
    distributed to shareholders                                               --          14,718
                                                                      ----------      ----------
Net earnings                                                          $   33,605      $   30,802
                                                                      ==========      ==========

Basic net earnings per share:
    Continuing operations                                             $     0.61      $     0.30
    Discontinued operations                                                   --            0.28
                                                                      ----------      ----------
       Total                                                          $     0.61      $     0.58
                                                                      ==========      ==========

Diluted net earnings per share:
    Continuing operations                                             $     0.60      $     0.29
    Discontinued operations                                                   --            0.28
                                                                      ----------      ----------
       Total                                                          $     0.60      $     0.57
                                                                      ==========      ==========

Shares used in computing net earnings per share:
    Basic                                                                 54,689          53,743
    Diluted                                                               56,075          54,734


     See accompanying notes to condensed consolidated financial statements.

                               WESTERN ATLAS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      MARCH 31,       DECEMBER 31,
                                                                        1998              1997
                                                                    ------------      ------------
ASSETS

Current assets:
     Cash and cash equivalents                                      $     16,464      $     33,504
     Accounts receivable, net                                            450,024           445,420
     Inventories                                                          39,391            39,360
     Deferred tax assets                                                  37,168            34,841
     Other current assets                                                 46,383            39,366
                                                                    ------------      ------------
       Total current assets                                              589,430           592,491
Property, plant, and equipment, net                                      967,650           926,382
Multiclient seismic data and other assets                                510,108           479,654
Goodwill and other intangibles, net                                      327,501           332,180
                                                                    ------------      ------------
Total assets                                                        $  2,394,689      $  2,330,707
                                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                       $    330,811      $    260,627
     Payroll and related expenses                                         72,132           111,108
     Notes payable and current portion of long-term debt                  49,838           106,592
                                                                    ------------      ------------
       Total current liabilities                                         452,781           478,327

Long-term debt                                                           701,330           701,530

Deferred revenue and other long-term obligations                         316,207           263,983

Commitments and contingencies

Shareholders' equity:
     Preferred stock                                                          --                --
     Common stock                                                         54,792            54,588
     Additional paid-in capital                                          688,978           685,283
     Retained earnings                                                   184,107           150,502
     Pension liability adjustments                                        (3,506)           (3,506)
                                                                    ------------      ------------
       Total shareholders' equity                                        924,371           886,867
                                                                    ------------      ------------
Total liabilities and shareholders' equity                          $  2,394,689      $  2,330,707
                                                                    ============      ============



     See accompanying notes to condensed consolidated financial statements.

                               WESTERN ATLAS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                ------------      ------------
Cash flows from operating activities:
     Net earnings from continuing operations                                    $     33,605      $     16,084
     Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
          Depreciation, depletion, and amortization                                  100,620            67,100
          Change in accounts receivable                                               (4,604)          (13,592)
          Change in inventories                                                          (31)            3,787
          Change in other current assets                                              (7,017)              824
          Change in accounts payable and accrued liabilities                          70,184            13,228
          Change in payroll and related expenses                                     (38,976)          (31,929)
          Change in deferred revenue                                                  48,205            94,340
          Other operating activities                                                  (1,210)             (249)
                                                                                ------------      ------------
     Total from continuing operations                                                200,776           149,593
     Net cash flow from discontinued operations                                           --            (4,994)
                                                                                ------------      ------------
     Net cash provided by operating activities                                       200,776           144,599
                                                                                ------------      ------------

Cash flows from investing activities:
     Capital expenditures                                                            (86,817)         (128,245)
     Costs of multiclient seismic data acquired                                      (80,259)          (51,109)
     Other investing activities                                                        1,755            (2,049)
                                                                                ------------      ------------
     Total from continuing operations                                               (165,321)         (181,403)
     Net cash flow from discontinued operations                                           --          (272,568)
                                                                                ------------      ------------
     Net cash used in investing activities                                          (165,321)         (453,971)
                                                                                ------------      ------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                             --             2,021
     Repayment of long-term debt                                                     (49,289)             (200)
     Net increase (decrease) in short-term borrowings                                 (7,665)          200,561
     Increase in UNOVA, Inc. receivable                                                   --           (56,915)
     Proceeds from issuance of common stock                                            3,898             1,070
     Other financing activities                                                          561            (2,510)
                                                                                ------------      ------------
     Total from continuing operations                                                (52,495)          144,027
     Net cash flow from discontinued operations                                           --           161,136
                                                                                ------------      ------------
     Net cash provided by (used in) financing activities                             (52,495)          305,163
                                                                                ------------      ------------

Net decrease in cash and cash equivalents                                            (17,040)           (4,209)

Cash and cash equivalents, beginning of period                                        33,504            16,296
                                                                                ------------      ------------

Cash and cash equivalents, end of period                                        $     16,464      $     12,087
                                                                                ============      ============

Supplemental disclosures of cash flow information:
        Cash paid during the period for:
          Interest                                                              $      5,164      $      3,805
          Income taxes                                                          $      8,002      $     20,945

     See accompanying notes to condensed consolidated financial statements.

                               WESTERN ATLAS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 1998

1.   GENERAL

     The amounts included in this report are unaudited; however, in the opinion of the management of Western Atlas Inc. (the "Company"), all adjustments necessary for a fair presentation of the Company's consolidated financial position as of March 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1998 and 1997 are included. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles are condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K (as amended by Form 10-K/A) prepared in accordance with generally accepted accounting principles. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 was adopted by the Company in 1998. Comprehensive income as determined under this standard was $28.1 million for the three months ended March 31, 1997; there was no effect for the three months ended March 31, 1998.

2.   DISCONTINUED OPERATIONS

     On October 31, 1997, the Company distributed all the shares of UNOVA, Inc. ("UNOVA"), its then wholly owned industrial automation systems subsidiary, as a stock dividend to the Company's shareholders (the "Spin-off"). The operations of UNOVA for the three months ended March 31, 1997 are classified as discontinued operations in the Company's Condensed Consolidated Financial Statements. For periods prior to the Spin-off, total cash, debt, and related net interest expense were allocated based on the capital needs of the operations. All corporate general and administrative costs of the Company are included in continuing operations and no allocation was made to UNOVA for any of the periods presented.

     Discontinued operations of UNOVA for the three months ended March 31, 1997 are as follows (in thousands):

     Net revenue                                                      $  323,066
     Allocated interest expense                                            3,566
     Allocated interest income                                             1,648

     Income before income taxes                                       $   24,529
     Provision for income taxes                                            9,811
                                                                      ----------
     Total discontinued operations, net of income taxes               $   14,718
                                                                      ==========

3.   EARNINGS PER SHARE

     For the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, titled "Earnings per Share," which simplifies the computation of earnings per share ("EPS") and increases comparability to international accounting standards. The effect of this accounting change on previously reported EPS data for the three months ended March 31, 1997 is as follows:

     Primary EPS as originally reported                             $     0.56
     Effect of SFAS No. 128                                               0.02
                                                                    ----------
     Basic EPS as restated                                          $     0.58
                                                                    ==========

     Fully diluted EPS as originally reported                       $     0.56
     Effect of SFAS No. 128                                               0.01
                                                                    ----------
     Diluted EPS as restated                                        $     0.57
                                                                    ==========

4.   INVENTORY

     Summarized below are the components of inventory balances:

                                                    MARCH 31,    DECEMBER 31,
                                                      1998           1997
                                                   ----------    ------------
                                                        (in thousands)

     Raw materials                                 $   19,330     $   19,084
     Work in progress                                  16,807         16,032
     Finished goods                                     3,254          4,244
                                                   ----------     ----------
     Total                                         $   39,391     $   39,360
                                                   ==========     ==========

5.   DEBT

     The Company has a short-term commercial paper ("CP") program which allows the Company to borrow up to $400 million in aggregate maturity value of commercial paper, with maturities up to 270 days. At March 31, 1998, $201.9 million was borrowed under the CP program at annual interest rates approximating 5.69%. In connection with the CP program, the Company agreed to maintain committed credit facilities with a group of banks that provide for $400 million in long-term committed credit. At March 31, 1998, there were no amounts outstanding under the long-term committed credit facility. At March 31, 1998, $300 million in commercial paper and short-term obligations was reclassified to long-term debt as the Company has the ability and intent to refinance such obligations on a long-term basis.

6.   SUBSEQUENT EVENTS

     On April 1, 1998, the Company acquired all the outstanding stock of WEDGE DIA-LOG, Inc. ("WEDGE") for approximately $218 million in cash (the "WEDGE Acquisition"). In connection with the WEDGE Acquisition, the Company repaid approximately $33 million of WEDGE's indebtedness. WEDGE specializes in cased-hole logging and pipe recovery services.

     In April 1998, the Company acquired 3-D Geophysical, Inc. ("3-D Geophysical") for $9.65 cash per share for an aggregate consideration of approximately $115 million. 3-D Geophysical is a supplier of primarily land-based seismic data acquisition services. In addition, the holders of unexercised options to acquire 3-D Geophysical common stock will receive an aggregate of approximately $3 million. 3-D Geophysical also had approximately $11 million in outstanding indebtedness which was repaid by the Company.

     The purchase method of accounting was used to record both of these acquisitions. Unaudited pro forma information related to these acquisitions is not included as the impact of these acquisitions is not material.

     On May 10, 1998, Baker Hughes Incorporated ("Baker Hughes") and the Company entered into a definitive merger agreement (the "Merger Agreement") which provides for the Company to be merged (the "BHI Merger") with a subsidiary of Baker Hughes. The Merger Agreement provides that the Company's shareholders are to receive 2.4 shares of newly issued Baker Hughes common stock for each Western Atlas common share, subject to adjustment. The transaction is expected to be accounted for as a pooling of interests and is expected to be tax-free to the Company's shareholders. It is anticipated that the transaction will be completed by the end of September 1998 and is subject to shareholder and regulatory approvals, including expiration of the applicable waiting period under the Hart-Scott-Rodino Act, and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations should be read in conjunction with Western Atlas Inc.'s (the "Company") Condensed Consolidated Financial Statements and the related notes thereto, and the information provided under the caption "Forward-Looking Statements" set forth below.

OVERVIEW

On October 31, 1997, the Company distributed all the shares of UNOVA, Inc. ("UNOVA"), its then wholly owned industrial automation systems subsidiary, as a stock dividend to the Company's shareholders (the "Spin-off"). The operations of UNOVA for the three months ended March 31, 1997 are classified as discontinued operations in the Company's Condensed Consolidated Financial Statements. Accordingly, the accounts of these operations for the prior year have been reclassified as earnings from discontinued operations. See Note 2 of Notes to Condensed Consolidated Financial Statements.

On April 1, 1998, the Company acquired all the outstanding stock of WEDGE DIA-LOG, Inc. ("WEDGE") for approximately $218 million in cash (the "WEDGE Acquisition"). In connection with the WEDGE Acquisition, the Company repaid approximately $33 million of WEDGE's indebtedness. WEDGE specializes in cased-hole logging and pipe recovery services.

In April 1998, the Company acquired 3-D Geophysical, Inc. ("3-D Geophysical") for $9.65 cash per share for an aggregate consideration of approximately $115 million. 3-D Geophysical is a supplier of primarily land-based seismic data acquisition services. In addition, the holders of unexercised options to acquire 3-D Geophysical common stock will receive an aggregate of approximately $3 million. 3-D Geophysical also had approximately $11 million in outstanding indebtedness which was repaid by the Company.

The purchase method of accounting was used to record both of these acquisitions. These two acquisitions are not expected to materially affect the Company's earnings in 1998, but are expected to be accretive in 1999 and thereafter.

RESULTS OF CONTINUING OPERATIONS

The terms "1Q98" and "1Q97" used herein refer to the three-month periods ended March 31, 1998 and March 31, 1997, respectively. The Company's continuing operations discussed herein reflect the Company's ongoing oilfield service-related businesses only. All references to earnings per share are on a diluted basis unless otherwise specified.

Net earnings from continuing operations for 1Q98 totaled $33.6 million, or $0.60 per share, an increase of 109% compared to $16.1 million, or $0.29 per share, for 1Q97.

Total revenue for 1Q98 was $490.7 million, an increase of 29% (approximately $111 million) over 1Q97. Businesses acquired after the first quarter of 1997 contributed approximately $15.0 million, or 14%, of the revenue improvement. Approximately 67% of the Company's consolidated revenue was derived from international activities in 1Q98, compared to 74% in 1Q97. Consolidated international revenue increased 16% in 1Q98 over 1Q97.

Operating profit from continuing operations for 1Q98 was $67.0 million compared to $35.0 million for 1Q97, an increase of 92%. Approximately 49% of the Company's consolidated operating profit was derived from international activities in 1Q98 compared to 69% in 1Q97.

WESTERN GEOPHYSICAL ("WG") - WG's 1Q98 revenue increased 29% and operating profit increased 82% compared to the prior year period. Seismic operations benefited from a number of successful multiclient surveys processed and delivered in the first quarter of 1998 as well as increased demand for proprietary seismic data acquisition and processing services. In addition, results were favorably impacted by upgrades to the Company's marine seismic and ocean-bottom cable fleets and the operation of seven additional data processing centers in the first quarter of 1998 compared to the prior year period.

WESTERN ATLAS LOGGING SERVICES ("WALS") - WALS' revenue and operating profit for 1Q98 increased 29% and 39%, respectively, over the prior year period. Acquisitions completed in mid-1997 contributed to the positive results in 1Q98. Additionally, increased customer demand for WALS' high-end technologies and pricing improvements in the U.S. market contributed to its improved results.

E&P SERVICES ("E&PS") - E&PS' oil and gas operations realized an operating loss in 1Q98.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense decreased as a percent of sales from 4.4% in 1Q97 to 3.5% in 1Q98 due to the increase in sales. Actual expenditures for 1Q98 were $17.0 million compared to $16.8 million for 1Q97.

RESEARCH AND TECHNOLOGY

Research and technology expense decreased 5% in 1Q98 to $14.4 million compared to $15.2 million in the comparable prior year period.

DEPRECIATION, DEPLETION, AND AMORTIZATION

Depreciation, depletion, and amortization expense for 1Q98 increased $33.5 million, or 50%, over the same prior year period. Increased capital spending in 1997 raised the depreciable bases for equipment and multiclient seismic data resulting in higher expense. The impact of a higher depreciable base for equipment was partially offset by the effect of extending the useful lives of certain assets in late 1997 to more closely reflect management's current estimate.

INTEREST EXPENSE

Interest expense in 1Q98 increased $4.7 million from 1Q97 due to higher debt levels during 1Q98 as compared to 1Q97. The higher debt levels were attributable primarily to acquisitions made in 1997 by UNOVA prior to the Spin-off.

INCOME TAXES

The effective income tax rate for 1Q98 was 38%, down from 40% in 1Q97 due primarily to the effects of the Spin-off.

DISCONTINUED OPERATIONS

Discontinued operations consist of the Company's industrial automation systems business, UNOVA, for the three months ended March 31, 1997. All corporate general and administrative costs of the Company are included in continuing operations and no allocation was made to UNOVA for any of the periods presented. Interest expense attributable to UNOVA for 1Q97 totaled $3.6 million and was reclassified to discontinued operations in the Company's Condensed Consolidated Statements of Operations. Interest income attributable to UNOVA of $1.6 million for 1Q97 has also been reclassified to discontinued operations. See Note 2 of Notes to the Condensed Consolidated Financial Statements included herein for further information.

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

The Company ended the first quarter of 1998 with cash and cash equivalents of $16.5 million compared with $33.5 at December 31, 1997. Cash generated from operations exceeded capital expenditures and multiclient seismic data acquisition costs by approximately $33.7 million for the three months ended March 31,1998. In addition, during the quarter the Company made payments on long-term debt totaling $49.3 million. The Company's ratio of current assets to current liabilities was 1.3:1 at March 31, 1998, compared to 1.2:1 at December 31, 1997.

Total debt was $751.2 million as of March 31, 1998, compared to $808.1 million at December 31, 1997. Total debt constituted approximately 45% of total capitalization at March 31, 1998 compared to 48% at December 31, 1997. As of March 31, 1998, outstanding borrowings under the Company's commercial paper ("CP") program totaled $201.9 million. In connection with the CP program, the Company agreed to maintain committed credit facilities with a group of banks that provide for $400 million in long-term committed credit. At March 31, 1998, there were no amounts outstanding under the long-term committed credit facilities. At March 31, 1998, $300 million in commercial paper and short-term obligations was reclassified as long-term debt as the Company has the ability and intent to refinance such obligations on a long-term basis.

On March 11, 1998, the Company filed two registration statements with the Securities and Exchange Commission regarding the proposed underwritten public offerings of $400 million of Adjustable Conversion-rate Equity Security Units and $200 million of Senior Notes due 2008. Proceeds from the sale of these offerings are expected to be used to repay debt incurred to finance the acquisitions discussed herein and to retire CP and other short-term debt.

During periods of growth, the Company has historically spent substantial funds for capital expenditures and acquisitions of multiclient seismic data in order to remain competitive in its businesses. The Company estimates that it will spend approximately $760 million during 1998 for these purposes. In addition, the Company's recent acquisitions of WEDGE and 3-D Geophysical along with the assumption and/or repayment of those entities' respective indebtedness, required approximately $400 million which the Company has borrowed on a short-term basis pending the completion of the Units Offering and the Notes Offering. This short-term debt matures in June 1998 and bears interest at LIBOR plus 20 basis points (0.2%). The Company believes that its working capital resources, expected cash flow from operations, existing lines of credit, and the proceeds from the Units Offering and the Notes Offering (if such offerings are consummated) will be sufficient to meet the Company's 1998 funding needs. In the event the Units Offering and the Notes Offering are not consummated, or, if consummated, less than $600 million is raised therefrom, the Company may be required to obtain alternative funding from borrowings or the sale of debt or equity securities. While the Company believes that such sources of capital will continue to be available, there is no assurance that the Company will be able to continue to finance its needs on terms it finds acceptable. Also, in the event the Company borrows additional amounts or issues debt securities, its credit ratings, and accordingly, its borrowing costs may deteriorate.

In addition to the foregoing, the Company may seek to acquire complementary businesses as part of its long-term growth strategy. To the extent that the Company is successful in this regard, there is no assurance that the Company will be able to finance such activities on terms it finds acceptable, and, to the extent that the Company issues equity securities in connection with any such transactions, there is no assurance that the issuance of such securities will not be dilutive to the holders of the Company's common stock. In the event of a downturn in industry conditions, the Company may, to the extent advisable, seek to reduce any or all of the following activities or combinations thereof: (i) capital expenditures, (ii) acquisitions of multiclient seismic data, and (iii) business acquisition and/or combination activities. These reductions may adversely affect the Company's subsequent competitiveness and financial results. In the event of such a downturn, there is no assurance that the Company will be able to find adequate sources of funding on terms it finds acceptable.

On May 10, 1998, Baker Hughes Incorporated ("Baker Hughes") and the Company entered into a definitive merger agreement (the "Merger Agreement") which provides for the Company to be merged (the "BHI Merger") with a subsidiary of Baker Hughes. The Merger Agreement provides that the Company's shareholders are to receive 2.4 shares of newly issued Baker Hughes common stock for each Western Atlas common share, subject to adjustment. The transaction is expected to be accounted for as a pooling of interests and is expected to be tax-free to the Company's shareholders. It is anticipated that the transaction will be completed by the end of September 1998 and is subject to shareholder and regulatory approvals, including expiration of the applicable waiting period under the Hart-Scott-Rodino Act, and other customary closing conditions. In connection with the Merger Agreement, the Company has deferred taking further actions to effect the Units Offering and the Notes Offering discussed above. Between the date of this report and the consummation of the BHI Merger, the Company will continue to utilize CP and short-term bank debt to meet its funding needs. The Company believes that these sources of funds will be available during this interim period, however, there is no assurance that such funding will be available, or, if available, that it will be at reasonable interest rates.

ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 was adopted by the Company in 1998. Comprehensive income as determined under this standard was $28.1 million for the three months ended March 31, 1997; there was no effect for the three months ended March 31, 1998.

FORWARD-LOOKING STATEMENTS

The statements in this Quarterly Report on Form 10-Q relating to matters that are not historical facts, including, but not limited to, statements found under the captions "Overview," "Results of Continuing Operations," and "Liquidity, Capital Resources, and Financial Condition" above, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, without limitation, statements concerning the Company's future revenues, financial position and results of operations and cash flows, general business and financing strategies, operating trends, industry trends, expectations for funding capital expenditures and acquisitions of multiclient seismic data, business acquisitions and/or combination activities, and operations in future periods. When used in this Quarterly Report, words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "project," "will," and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements involve and are dependent upon certain risks and uncertainties, including but not limited to, the following which are beyond the Company's control: dependence upon energy industry spending; worldwide prices and demand for oil and gas; the presence of competitors with greater financial and other resources; technological changes and developments; operating risks inherent in the oilfield services industry; regulatory uncertainties; worldwide political stability and economic conditions; operating risks associated with international activity; and other factors. The actual results of the future events described in said forward-looking statements could differ materially from those expressed or implied in such forward-looking statements because of the risks and uncertainties described above, elsewhere in this Quarterly Report, the Company's 1997 Annual Report on Form 10-K (as amended on Form 10-K/A), and other risks and uncertainties set forth, from time to time, in the Company's other public reports and public statements. All forward-looking statements in this Quarterly Report are based on information available to the Company at the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks, which are inherent in the Company's financial instruments and arise from transactions entered into in the normal course of business. The Company may enter into derivative financial instrument transactions in order to manage or reduce market risk in connection with specific foreign currency denominated and/or interest rate related transactions. The Company does not enter into derivative financial instrument transactions for speculative purposes. A discussion of the Company's primary market risk disclosure in financial instruments is presented below and should be read in conjunction with the forward-looking statement included herein and the 1997 Annual Report on Form 10-K (as amended on Form 10-K/A).

LONG-TERM DEBT

The Company is subject to interest rate risk on its long-term fixed-interest debt. Commercial paper borrowings and borrowings under revolving credit facilities do not give rise to significant interest rate risk because these borrowings have short maturities. In general, the fair market value of debt with fixed interest rates will increase as interest rates fall, and the fair market value will decrease as interest rates rise. This exposure to interest rate risk is managed by borrowing money that has a variable interest rate or using interest rate swaps to change fixed interest rate borrowings to variable interest rate borrowings. Currently, the Company maintains a variable interest rate mix between 40% and 50% of total borrowings. At March 31, 1998, the Company's principal long-term debt obligations, which bear fixed rates of interest and are denominated in U.S. dollars, are $250 million due in 2004 and $150 million due in 2024. The weighted-average interest rates by expected maturity date are 8.03% and 8.62%, respectively, and the aggregate fair value of such debt is $447.2 million. At March 31, 1998, the Company was not a party to any interest rate swap agreements.

On April 3, 1998, the Company entered into an interest rate lock agreement with an investment banking firm having a notional amount of $100 million. This agreement had a determination date of May 1, 1998 and was intended to limit the interest rate exposure on a portion of the Company's planned Notes Offering discussed above. The notional amount of the interest rate agreement is used to measure interest to be paid or received and does not represent the amount of exposure to credit loss. On April 28, 1998, the Company anticipated that the Notes Offering would not be completed prior to the expiration of this agreement, therefore, the Company settled the agreement and received approximately $2 million. The net cash amount received on the agreement was deferred and will be recognized as an adjustment to interest expense over the life of the notes issued pursuant to the Notes Offering.

FOREIGN CURRENCY

The U.S. dollar is the functional currency for substantially all of the Company's operations. For these operations, all gains and losses from currency transactions are currently included in income. From time to time, the Company enters into foreign currency forward contracts to hedge anticipated and committed foreign currency transactions. Foreign currency gains and losses for such purchases are deferred as part of the basis of the assets. At March 31, 1998, the Company had foreign currency denominated commitments of $84 million to purchase two seismic vessels in 1999. As a part of its efforts to minimize risk associated with foreign currency fluctuations, the Company entered into forward exchange contracts having an aggregate notional amount of approximately $82 million at March 31, 1998, to hedge these commitments. The counterparties to the Company's forward contracts consist of major financial institutions. The credit ratings and concentration of risk of these financial institutions are monitored on a continuing basis and the Company believes no significant credit risk exists as of the date of this report.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K for the quarter ended March 31, 1998 and through the date of this report: During the quarter ended March 31, 1998, the Company filed a Current Report on Form 8-K dated March 9, 1998 (Items 5 and 7), which reported the acquisitions of WEDGE DIA-LOG, Inc. and 3-D Geophysical, Inc.

(b)     See Exhibit Index included herein on page 13.

                               WESTERN ATLAS INC.

                                INDEX TO EXHIBITS

         EXHIBIT NO.       DESCRIPTION OF EXHIBIT
         -----------       ----------------------
              3.1          Restated Certificate of Incorporation of Western
                           Atlas Inc., filed as Exhibit 3.1 to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1997, and incorporated herein by
                           reference.

              3.2          By-Laws of Western Atlas Inc., as amended, filed as
                           Exhibit 3.2 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1997, and incorporated herein by reference.

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

              4.8#         Amendment No. 3 to the Amended and Restated Credit
                           Agreement dated as of April 6, 1998, among Western
                           Atlas Inc., the Banks listed therein, and Morgan
                           Guaranty Trust Company of New York as Agent, and Bank of America National Trust and Savings Association,
                           The Bank of New York, CIBC Inc., The Chase Manhattan
                           Bank, The First National Bank of Chicago, NationsBank of Texas, N.A., and Wells Fargo Bank, N.A. as
                           Co-Agents, filed herewith.

              4.9 Other instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

              10.1 Western Tax Agreement dated as of March 17, 1994, between Litton Industries, Inc., and Western Research
                           Holdings, Inc., filed as Exhibit 10.9 to the Company's March 31, 1994 Quarterly Report on Form
                           10-Q, and incorporated herein by reference.

              10.2* Change of Control Employment Agreement (form) dated as of November 13, 1997, between Western Atlas Inc., and each of Orval F. Brannan, James E. Brasher,
                           William H. Flores, Thomas B. Hix, Jr., Gary E. Jones,
                           John R. Russell, Damir S. Skerl, and Richard C.
                           White, filed as Exhibit 10.2 to the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

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

              10.5*        Amendment No. 1 to the BR Plan dated February 18,
                           1998, filed as Exhibit 10.5 to the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

              10.6* Western Atlas Supplemental Retirement Plan, as amended and restated on November 13, 1997 (the "SR
                           Plan"), filed as Exhibit 10.6 to the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

              10.7*        Amendment No. 1 to the SR Plan dated February 18,
                           1998, filed as Exhibit 10.7 to the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

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

              10.12* Western Atlas Inc. 1993 Stock Incentive Plan dated as of December 20, 1994, as amended on February 13, 1996, filed as Exhibit 10.23 to the Company's 1995
                           Annual Report on Form 10-K, and incorporated herein by reference.

              10.13* Consulting Agreement dated as of August 1, 1996, between Western Atlas Inc. and Joseph T. Casey
                           ("Casey Consulting Agreement"), filed as Exhibit
                           10.21 to the Company's 1996 Annual Report on Form
                           10-K, and incorporated herein by reference.

              10.14*       Amendment No. 1 to Casey Consulting Agreement dated
                           October 1, 1997, filed as Exhibit 10.14 to the
                           Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

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

              11#          Statement of Computation of Earnings Per Share.

              27.1#        Financial Data Schedules for the three months ended
                           March 31, 1998 (filed only electronically with the Securities and Exchange Commission).

              27.2# Restated Financial Data Schedules for 1996 (filed only electronically with the Securities and Exchange
                           Commission).

              27.3# Restated Financial Data Schedules for 1997 (filed only electronically with the Securities and Exchange
                           Commission).

----------------

 #   Filed herewith.
 *   Denotes management contract, compensatory plan or similar arrangements.

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

                          WESTERN ATLAS INC.
                          (Registrant)


                          By:            /s/  WILLIAM H. FLORES
                             -------------------------------------------------
                                              William H. Flores
                             Senior Vice President and Chief Financial Officer

May 15, 1998

                               INDEX TO EXHIBITS

         EXHIBIT NO.       DESCRIPTION OF EXHIBIT
         -----------       ----------------------
              3.1          Restated Certificate of Incorporation of Western
                           Atlas Inc., filed as Exhibit 3.1 to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1997, and incorporated herein by
                           reference.

              3.2          By-Laws of Western Atlas Inc., as amended, filed as
                           Exhibit 3.2 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 1997, and incorporated herein by reference.

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

              4.8#        Amendment No. 3 to the Amended and Restated Credit
                           Agreement dated as of April 6, 1998, among Western
                           Atlas Inc., the Banks listed therein, and Morgan
                           Guaranty Trust Company of New York as Agent, and Bank
                           of America National Trust and Savings Association,
                           The Bank of New York, CIBC Inc., The Chase Manhattan
                           Bank, The First National Bank of Chicago, NationsBank
                           of Texas, N.A., and Wells Fargo Bank, N.A. as
                           Co-Agents, filed herewith.

              4.9 Other instruments defining the rights of holders of other long-term debt of the Company are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

              10.1 Western Tax Agreement dated as of March 17, 1994, between Litton Industries, Inc., and Western Research
                           Holdings, Inc., filed as Exhibit 10.9 to the Company's March 31, 1994 Quarterly Report on Form
                           10-Q, and incorporated herein by reference.

              10.2* Change of Control Employment Agreement (form) dated as of November 13, 1997, between Western Atlas Inc., and each of Orval F. Brannan, James E. Brasher,
                           William H. Flores, Thomas B. Hix, Jr., Gary E. Jones,
                           John R. Russell, Damir S. Skerl, and Richard C.
                           White, filed as Exhibit 10.2 to the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

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

              10.5*        Amendment No. 1 to the BR Plan dated February 18,
                           1998, filed as Exhibit 10.5 to the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

              10.6* Western Atlas Supplemental Retirement Plan, as amended and restated on November 13, 1997 (the "SR
                           Plan"), filed as Exhibit 10.6 to the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

              10.7*        Amendment No. 1 to the SR Plan dated February 18,
                           1998, filed as Exhibit 10.7 to the Company's Annual
                           Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

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

              10.12* Western Atlas Inc. 1993 Stock Incentive Plan dated as of December 20, 1994, as amended on February 13, 1996, filed as Exhibit 10.23 to the Company's 1995
                           Annual Report on Form 10-K, and incorporated herein by reference.

              10.13* Consulting Agreement dated as of August 1, 1996, between Western Atlas Inc. and Joseph T. Casey
                           ("Casey Consulting Agreement"), filed as Exhibit
                           10.21 to the Company's 1996 Annual Report on Form
                           10-K, and incorporated herein by reference.

              10.14*       Amendment No. 1 to Casey Consulting Agreement dated
                           October 1, 1997, filed as Exhibit 10.14 to the
                           Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

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

              11#          Statement of Computation of Earnings Per Share.

              27.1#        Financial Data Schedules for the three months ended
                           March 31, 1998 (filed only electronically with the Securities and Exchange Commission).

              27.2# Restated Financial Data Schedules for 1996 (filed only electronically with the Securities and Exchange
                           Commission).

              27.3# Restated Financial Data Schedules for 1997 (filed only electronically with the Securities and Exchange
                           Commission).

----------------
 #   Filed herewith

 *   Denotes management contract, compensatory plan or similar arrangements.