Form 10-K/A
period 1997-12-31
WESTERN ATLAS INC
filed 1998-05-21
CIK 913340

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

                          ----------------------------

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


================================================================================

                               WESTERN ATLAS INC.

Western Atlas Inc. hereby amends and restates the following sections of its Annual Report on Form 10-K, as amended, for the year ended December 31, 1997:

         Part I, Item 1., Business

         Part II, Item 6., Selected Financial Data

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Western Atlas Inc. (the "Company" or "WAI") is a leading supplier of oilfield services and reservoir information technologies for the worldwide oil and gas industry. It operates primarily through three divisions: Western Geophysical, Western Atlas Logging Services, and E&P Services. The Company specializes in land, marine and transition-zone seismic data acquisition and processing services; well-logging and completion services; and reservoir characterization and project management services. The Company's revenues have grown from approximately $1.3 billion in 1995 to approximately $1.7 billion in 1997, an increase of 29%. During this period, earnings before interest, taxes, depreciation, depletion, amortization, and non-recurring items ("Adjusted EBITDA") grew from approximately $408 million to approximately $570 million, an increase of 39%. For the year ended December 31, 1997, the Company's international activity generated revenue and operating profit of $1,129 million and $119 million, respectively. Domestic activity produced revenue and operating profit of $529 million and $82 million, respectively. See Note L of Notes to the Consolidated Financial Statements for financial information by geographic area.

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

E&P SERVICES

E&P Services ("E&PS") seeks clients and partners for oil and gas exploration and production opportunities who will value the subsurface information technologies which E&PS possesses to exploit the full potential of hydrocarbon bearing properties. E&PS is organized into multidisciplinary project teams of geophysicists, geologists, and reservoir engineers that offer a wide range of experience in exploration and production techniques, including integrated geoscience subsurface analysis, reservoir characterization, economic and risk analysis, drilling recommendations, and project management and implementation. E&PS was started in 1995 as a provider of value-added consulting services to clients, typically on a fee basis. Thereafter, the division has continued providing services to clients on a fee basis and is investing financial and intellectual capital into client projects on a shared-risk and/or partnered basis. Historically, such exploration and production activities have been concentrated in Texas, Argentina, offshore China, offshore West Africa, and the United States Gulf of Mexico. Further exploration and production efforts are ongoing in other areas including the possible acquisition of working interests in additional projects in connection with the Company's clients and partners. Revenues from oil and gas exploration and production activities amounted to less than 1% of consolidated revenue in each of the periods included herein.

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

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                                        FIVE MONTHS
                                                          YEAR ENDED DECEMBER 31,                          ENDED        YEAR ENDED
                                         ---------------------------------------------------------      DECEMBER 31,     JULY 31,
                                             1997           1996           1995           1994             1993(a)        1993(a)
                                         ------------   ------------   ------------   ------------      ------------   ------------
                                                            (in millions, except per share and employee data)
Operating results:
  Revenue                                $    1,658.2   $    1,418.1   $    1,282.9   $    1,194.5      $      495.2   $    1,161.7
                                         ============   ============   ============   ============      ============   ============

  Earnings (loss) from continuing
    operations                           $       91.8   $       69.9   $       61.4   $       39.7      $     (190.6)  $       40.8
  Earnings (loss) from discontinued
    operations (b)                             (154.9)          55.8           38.4           38.0               7.3           33.1
                                         ------------   ------------   ------------   ------------      ------------   ------------
  Earnings (loss) before cumulative
    effect of a change in accounting
    principle                                   (63.1)         125.7           99.8           77.7            (183.3)          73.9
  Cumulative effect of a change in
    accounting principle (c)                       --             --             --             --                --           (1.1)
                                         ------------   ------------   ------------   ------------      ------------   ------------
  Net earnings (loss)                    $      (63.1)  $      125.7   $       99.8   $       77.7      $     (183.3)  $       72.8
                                         ============   ============   ============   ============      ============   ============

Common share data - diluted (d):
  Earnings (loss) per share from
    continuing operations                $       1.65   $       1.29   $       1.14   $        .82      $      (4.18)  $        .87
  Earnings (loss) per share from
    discontinued operations (b)                 (2.78)          1.03            .72            .78               .16            .70
                                         ------------   ------------   ------------   ------------      ------------   ------------
  Earnings (loss) per share before
    cumulative effect of a change in
    accounting principle                        (1.13)          2.32           1.86           1.60             (4.02)          1.57
  Cumulative effect of a change in
    accounting principle (c)                       --             --             --             --                --           (.02)
                                         ------------   ------------   ------------   ------------      ------------   ------------
  Total                                  $      (1.13)  $       2.32   $       1.86   $       1.60      $      (4.02)  $       1.55
                                         ============   ============   ============   ============      ============   ============

    Shares used to compute earnings
      (loss) per share (d)                       55.6           54.3           53.8           48.5              45.6           47.0

Financial position at period end:
  Total assets                           $    2,330.7   $    2,499.2   $    2,268.6   $    2,141.6      $    2,007.5   $    1,756.7
  Long-term debt                         $      701.5   $      450.6   $      496.9   $      490.0      $      694.4   $      172.4
  Working capital                        $      114.2   $      775.0   $      827.5   $      729.0      $      752.4   $      714.7
  Current ratio                                   1.2            2.9            3.8            3.3               3.5            5.1

Other selected information:
  EBITDA (e)                             $      561.2   $      456.7   $      408.5   $      341.3      $     (155.6)  $      311.2
  Adjusted EBITDA (e)                    $      569.6   $      456.7   $      408.5   $      341.3      $       86.7   $      313.0
  Research and technology
    expenditures                         $       59.2   $       54.8   $       59.8   $       59.1      $       28.2   $       61.7
  Depreciation, depletion, and
    amortization (f)                     $      368.9   $      309.2   $      273.6   $      232.6      $       87.7   $      185.2
  Cash flows from (g):
    Operating activities                        519.1          449.6          277.6          320.7             124.0          271.8
    Investing activities                       (758.2)        (451.9)        (228.0)        (311.3)           (143.9)        (154.7)
    Financing activities                        440.2           18.1          (22.7)          40.1             (93.9)         (62.5)
  Capital expenditures                   $      430.0   $      279.6   $      171.1   $      146.7      $      111.8   $      130.2
  Cost of multiclient seismic
    data acquired                        $      275.1   $      195.9   $      152.3   $      114.2      $       38.3   $       27.0
  Number of employees at period end (h)        10,600          9,100          8,500          8,900             7,800          8,800


(see notes on following page)

Footnotes

(a) WAI became a publicly-traded company in March 1994, concurrent with the distribution of its Common Stock to the shareholders of Litton. The Company's fiscal year-end was changed from July 31 to December 31 in 1993. Interest expense, income taxes, and certain general and administrative corporate costs incurred by Litton were allocated to the Company for periods presented prior to January 1, 1994.
(b) On May 4, 1997, the Company's Board of Directors approved a plan for the Spin-off of UNOVA. On October 31, 1997, the shares of common stock of UNOVA were distributed to the Company's shareholders pursuant to the Spin-off. UNOVA's operations through October 31, 1997 are reported in the Company's consolidated financial statements as discontinued operations. Corporate general and administrative costs of the Company were not allocated to UNOVA for any of the periods presented. Management estimates, however, that approximately 85% of corporate general and administrative costs attributable to the periods presented were attributable to UNOVA. Furthermore, Spin-off charges of $8.4 million were charged to continuing operations during the second quarter of 1997.
(c) The provisions of SFAS No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, were adopted in fiscal year 1993. Immediate recognition of the transition liability was elected. All amounts pertain to continuing operations.
(d) The number of shares of Common Stock outstanding prior to 1994 was based on the weighted-average number of shares of Litton common stock outstanding for fiscal 1993.
(e) "EBITDA" means earnings before interest, taxes, depreciation, depletion, amortization, and minority interest. "Adjusted EBITDA" represents EBITDA adjusted for non-recurring items. Non-recurring items represent Spin-off charges of $8.4 million in the year ended December 31, 1997; restructuring charges of $242.2 million in the five-month period ended December 31, 1993; and cumulative effect of a change in accounting principle of $1.8 million in the year ended July 31, 1993. EBITDA and Adjusted EBITDA are non-GAAP measures that may not be comparable to similarly titled items of other companies and should not be considered as alternatives to net income or any other generally accepted accounting principles measure of performance as an indicator of the Company's operating performance or as a measure of liquidity. The Company believes EBITDA and Adjusted EBITDA are widely accepted financial indicators of a company's ability to service debt.
(f) During the fourth quarter of 1997, the Company extended the estimated useful lives of certain assets. This change in accounting estimate resulted in an increase in the Company's earnings from continuing operations of $2.8 million or $0.05 diluted earnings per share for 1997.
(g)  Cash flow information represents continuing operations.
(h)  Excluding employees of UNOVA.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WESTERN ATLAS INC.
                                       (Registrant)


                                       By:       /s/  William H. Flores
                                           -------------------------------------
                                                    William H. Flores
                                                Senior Vice President and
                                                 Chief Financial Officer

May 21, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints James E. Brasher and Lourdes T. Hernandez and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign on his or her behalf individually and in each capacity stated below any amendment to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.


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


                 *                                              Director                            March 6, 1998
------------------------------------
         Paul Bancroft III


                 *                                          Director and                          March 6, 1998
------------------------------------                    Chairman of the Board
          Alton J. Brann


                 *                                            Director                            March 6, 1998
------------------------------------
          Joseph T. Casey


                 *                                            Director                            March 6, 1998
------------------------------------
        William C. Edwards


                 *                                            Director                            March 6, 1998
------------------------------------
        Claire W. Gargalli


                 *                                           Director                            March 6, 1998
------------------------------------
           Orion L. Hoch

*By /s/ LOURDES T. HERNANDEZ
        ----------------------------
   (Attorney-in-fact for persons indicated)